Form 10KSB
period 1999-12-31
QUINTEK TECHNOLOGIES INC
filed 2000-03-30
CIK 1107714

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999     Commission File No. 0-28541

                           QUINTEK TECHNOLOGIES, INC.
                   (Name of Small Business Issuer in its charter)

California                                           77-0505346
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


                         537 Constitution Avenue, Suite B
                           Camarillo, California 93012
                      (Address of principal executive offices)
                     Issuer's telephone number:    805-383-3904

                         JUNIPER ACQUISITION CORPORATION
                              1504 R. Street, N.W.
                             Washington, D.C. 20009
                        (Former name and former address)

             Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities to be registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.0001 par value
                                 (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes           No    X
    ----------   ----------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year:  $0

At February 24, 2000, there were 10,871,578 outstanding shares of registrant's Common Stock held by non-affiliates, with a market value of $13,9236,491 based on a closing bid quotation on the OTC Bulletin Board on that date of $1.281 per share.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.    Yes   X     No
                                                       --------   --------

At February 24, 2000, a total of 16,891,066 shares of registrant's Common Stock were outstanding and no shares of registrant's Preferred Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one): Yes     No    X
                                                              ----     -----
Exhibit Index appears on page 7.

                              TABLE OF CONTENTS
PART I.................................................................... 1
     Item 1.     Description of Business.................................. 1
                 Acquisition of Juniper Acquisition Corporation........... 1
                 Juniper Acquisition Corporation...........................1
     Item 2.     Description of Property...................................2
     Item 3.     Legal Proceedings.........................................2
     Item 4.     Submission of Matters to a Vote of Security Holders.......2

PART II....................................................................2
     Item 5.     Market Price of Juniper's Common Stock and Related
                  Stockholder Matters......................................2
                 Market Price..............................................2
                 Holders...................................................3
                 Dividends.................................................3
     Item 6.     Plan of Operation.........................................3
                 Search for Target Company.................................3
                 Juniper's Management......................................4
                 General Business Plan.....................................4
                 Competition...............................................4
                 Y2K Compliance............................................4
     Item 7.     Financial Statements and Supplementary Data.............. 5
     Item 8.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure......................5

PART III...................................................................5
     Item 9.     Directors, Executive Officers, Promoters and Control
                  Persons, Compliance with Section 16(a) of the Exchange
                  Act......................................................5
                 Compliance with Section 16(a) of the Exchange
                  Act......................................................6
     Item 10.    Executive Compensation....................................6
     Item 11.    Security Ownership of Certain Beneficial Owners and
                  Management...............................................6
     Item 12.    Certain Relationships and Related Transactions............7
     Item 13.    Exhibits, Lists, and Reports on Form 8-K..................7

SIGNATURES.................................................................8

FINANCIAL STATEMENTS.....................................................F-1

                    QUINTEK TECHNOLOGIES, INC.
PART I

Item 1.     Description of Business

Acquisition of Juniper Acquisition Corporation

Juniper Acquisition Corporation ('Juniper') was incorporated on March 24, 1999 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. It has been in the developmental stage since its inception and as of December 31, 1999, has no operations to date other than issuing shares to its original shareholder. On December 17, 1999, Juniper filed a Form 10-SB with the Securities Exchange Commission to voluntarily become a reporting company under Section 12(g) of the Securities Exchange Act of 1934. Juniper's Form 10-SB was declared effective by the SEC on January 10, 2000.

On February 24, 2000, Quintek Technologies, Inc. ("Quintek"), a California corporation, acquired all of Juniper's outstanding shares of common stock from Juniper's sole shareholder in exchange for $200,000 cash and 400,000 shares of Quintek's common stock. As a result, Juniper became a wholly-owned subsidiary of Quintek.

The consideration exchanged pursuant to the acquisition agreement was negotiated between Juniper and Quintek. In evaluating the acquisition, Juniper used criteria such as the value of our assets, our ability to compete in the market place, our current anticipated business operations, and our management's experience and business plan. In our evaluation of Juniper, we placed a primary emphasis on Juniper's status as a reporting company under
Section 12(g) of the Securities Exchange Act, and Juniper's facilitation of our becoming a reporting company under that Act. Our common stock is traded on the OTC Bulletin Board, and the OTC Bulletin Board's rules required us to become registered under the Securities Exchange Act of 1934 by March 7, 2000, to continue to be eligible for quotation on the OTC Bulletin Board.

Upon effectiveness of the acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, we elected to become the successor issuer to Juniper for reporting purposes under the Securities Exchange Act and elected to report under the Act effective February 24, 2000. We filed a report on Form 8-K dated February 24, 2000, reporting the Acquisition. The 8-K contains information on Quintek's plan of business, properties, securities, and management. We filed a copy of the acquisition agreement as an exhibit to the 8-K.

Because the acquisition occurred after December 31, 1999, we have not reported on the 1999 operations of Quintek in this 10-KSB report. Our original 8-K filing dated February 24, 2000, did not contain audited financial statements of Quintek or pro forma of the combined entity, as required by Item 7 of Form 8-K, and those financial statements are not yet complete. We intend to file an amended 8-K containing the required financial information within 75 days after the effective date of the acquisition.

Quintek had 16,491,066 shares of common stock issued and outstanding prior to the acquisition and 16,891,066 shares issued and outstanding following the acquisition.

Juniper Acquisition Corporation

At December 31, 1999, Juniper had no operating history nor any revenues or earnings from operations. Juniper has no significant assets or financial resources. As of year end 1999, Juniper has operated at a loss. At December 31, 1999, TPG Capital Corporation, who was the sole shareholder of Juniper, agreed to pay all expenses incurred by Juniper until a business combination without repayment by Juniper. TPG then recovered those expenses from the purchase price paid by Quintek to acquire Juniper.

In 1999, Juniper sought to locate and negotiate with a business entity for the combination of that target company with Juniper. Juniper was formed to provide a method for a foreign or domestic private company to become a reporting ("public") company with a class of registered securities. As of December 31, 1999, Juniper could not be sure it could enter into a business combination, as to the terms of a business combination, or as to the nature of the target company. Juniper negotiated and consummated the acquisition by Quintek in February 2000.

Juniper's proposed business activities classified Juniper as a "blank check" company. A blank check company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. The Securities and Exchange Commission and certain states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. TPG, Juniper's sole shareholder executed and delivered an agreement affirming that it would not sell or otherwise transfer its shares except in connection with or following a business combination, and no Juniper shares have been transferred except in the business combination with Quintek.

At year end 1999, James M. Cassidy was the sole officer and director of Juniper and the controlling shareholder of Juniper's then sole shareholder, TPG Capital Corporation. Juniper had no employees nor were there any other persons than Mr. Cassidy who devoted any of their time to its affairs.

               Item 2.             Description of Property

At December 31, 1999, Juniper had no properties and no agreements to acquire any properties. Juniper used the offices of TPG Capital Corporation at no cost to Juniper. TPG Capital Corporation continued this arrangement until the Quintek acquisition.

Item 3.     Legal Proceedings

None.

Item 4.     Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 1999, no matters were submitted to a vote of Juniper's security holders.

PART II

               Item 5. Market Price of Juniper's Common Stock and Related Stockholder Matters

Market Price

There has never been a public trading market for Juniper's Common Stock.

Quintek's common stock is quoted on the OTC Bulletin Board. Quintek's stock is classified as a penny stock under SEC rules. The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a penny stock, for purposes relevant to Juniper, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on the Nasdaq SmallCap Market or on a national securities exchange.
For any transaction involving a penny stock, unless exempt, the rules require:

      (i) that a broker or dealer approve a person's account for transactions in penny stocks and

      (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

      In order to approve a person's account for transactions in penny stocks, the broker or dealer must

      (i) obtain financial information and investment experience and objectives of the person; and

      (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form,

      (i) sets forth the basis on which the broker or dealer made the suitability determination and

      (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


Holders

As of December 31, 1999, there was one holder of Juniper's Common Stock. The issued and outstanding shares of Juniper's Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

Dividends

Juniper did not pay or issue any dividends in fiscal year 1999. Quintek has not paid dividends to shareholders of its stock and has no present intention to do so in the foreseeable future.


Item 6.     Plan of Operation

Search for Target Company

In 1999, Juniper entered into an agreement with TPG Capital Corporation, its then sole shareholder, to supervise the search for target companies as potential candidates for a business combination. TPG Capital Corporation agreed to pay all expenses of Juniper until a business combination was effected, without repayment. James M. Cassidy, who was the sole officer and director of Juniper at December 31, 1999, was the sole officer and director and controlling shareholder of TPG Capital Corporation.

At December 31, 1999, TPG Capital Corporation owned 5,000,000 shares of Juniper's common stock for which it paid $500, or $.0001, par value, per share.

Juniper's Management

At December 31, 1999, Juniper had no full time employees. James M. Cassidy was the sole officer of Juniper and its sole director. Mr. Cassidy was also the controlling shareholder of TPG Capital Corporation, Juniper's then sole shareholder. As of December 31, 1999, Mr. Cassidy, as president of Juniper, agreed to allocate a limited portion of his time to the activities of Juniper without compensation.

As of December 31, 1999, Mr. Cassidy estimated that the business plan of Juniper could be implemented by devoting approximately 10 to 25 hours per month over the course of several months, but such a figure could not be stated with precision. His activities included reviewing potential target companies with a view to effecting a business combination, whenever he identified a prospective business combination. Mr. Cassidy did not perform any services on behalf of Juniper until after the effective date of Juniper's registration statement.

General Business Plan

In 1999, Juniper's purpose was to seek, investigate and, if such investigation warranted, acquire an interest in a business entity which desired to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The search resulted in the Quintek acquisition, which is the only business venture that Juniper will likely partcipate in.

Juniper had no capital with which to provide prospective owners, such as Quintek, with any cash or other assets. However, management believed Juniper would be able to offer prospective owners, like Quintek, the opportunity to acquire a controlling ownership interest in a reporting company without incurring the cost and time required to conduct an initial public offering. Management did not conduct market research and was not aware of statistical data to support the perceived benefits of a business combination for the owners of Quintek. At the time that Quintek acquired Juniper in February 2000, Quintek the OTC Bulletin Board had informed Quintek that it would be delisted from quotation on the Bulletin Board unless it became a registered as a reporting company with the SEC by March 7, 2000. Acquiring Juniper allowed Quintek to meet this requirement.


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), Juniper and its successor, Quintek, must provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 75 days following the effective date of the Quintek acquisition. When the acquistion occurred, Quintek did not have
audited financial statements.   Quintek intends to obtain audited financial
statements within the required time frame, but such audited financials were not available to Juniper at the time of the acquisition. If Quintek cannot obtain the required financial statements within the required time frame, Quintek may be delisted from the OTC Bulletin Board, where its stock is now quoted. If that happens, it will be more difficult to obtain current price information on Quintek and the market for Quintek's stock will become less active or might be discontinued altogether.

Competition

At December 31, 1999, Juniper was an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than Juniper.


Y2K Compliance.

In general, Year 2000 issues relate to the way that many computer programs refer to dates and their ability to recognize dates after the end of 1999. In 1999, Juniper did not have operations and did not maintain computer systems. Neither Quintek nor its suppliers or customers have had any Year 2000 problems to date.

Item 7.     Financial Statements and Supplementary Data

See, pages F-1, et seq., included herein.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Name                        Age            Position

James M. Cassidy            64             President, Secretary, Director

As of December 31, 1999, there were no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director was not acting on behalf of or at the direction of any other person.

Set forth below is the name of the director and officer of Juniper as of December 31, 1999, all positions and offices with Juniper held, the period during which he has served as such, and the business experience during at least the last five years:

James Michael Cassidy, Esq., LL.B., LL.M., received a Bachelor of Science in Languages and Linguistics from Georgetown University in 1960, a Bachelor of Laws from The Catholic University School of Law in 1963, and a Master of Laws in Taxation from The Georgetown University School of Law in 1968. From 1963-1964, Mr. Cassidy was law clerk to the Honorable Inzer B. Wyatt of the United States District Court for the Southern District of New York. From 1964-1965, Mr. Cassidy was law clerk to the Honorable Wilbur K. Miller of the United States Court of Appeals for the District of Columbia. From 1969-1975, Mr. Cassidy was an associate of the law firm of Kieffer & Moroney and a principal in the law firm of Kieffer & Cassidy, Washington, D.C. From 1975 to date, Mr. Cassidy has been a principal in the law firm of Cassidy & Associates, Washington, D.C. and its predecessors, specializing in securities law and related corporate and federal taxation matters. Mr. Cassidy is a member of the bars of the District of Columbia and the State of New York, and is admitted to practice before the United States Tax Court and the United States Supreme Court.

In February 2000, after the Quintek acquisition. Mr. Cassidy resigned all positions that he held with Juniper, and Quintek's existing management assumed control of the combined entity. Quintek's management is described in our 8-K report dated February 24, 2000.

Conflicts of Interest

As of December 31, 1999, James M. Cassidy, Juniper's sole officer and director, had organized other companies of a similar nature and with a similar purpose as Juniper. Consequently, there were potential inherent conflicts of interest in acting as an officer and director of Juniper. Mr. Cassidy devoted only a portion of his time to Juniper's affairs. Mr. Cassidy's beneficial and economic interest in all blank check companies with which he is currently involved is identical.

Mr. Cassidy is the principal of Cassidy & Associates, a securities law firm located in Washington, D.C. As such, demands on the time of Mr. Cassidy detracted from the amount of time he devoted to Juniper. Mr. Cassidy devoted as much time to the activities of Juniper as required. As of December 31, 1999, Mr. Cassidy estimated that the business plan of Juniper could be implemented in theory by devoting approximately 10 to 25 hours per month over the course of several months but such figure could not be stated with
precision.    After the Quintek acquisition, Mr. Cassidy resigned his
positions with Juniper and the management of Quintek took complete control.

As of December 31, 1999, Mr. Cassidy was the president, director and controlling shareholder of TPG Capital Corporation, a Delaware corporation, which was the sole shareholder of Juniper. In the Quintek acquisition, TPG Capital Corporation transferred all of the Juniper stock to Quintek in exchange for cash and 400,000 shares (about one fifth) of Quintek's stock. TPG Capital Corporation has not stated whether it intends to hold or sell its Quintek stock or acquire more Quintek stock.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that the Company's directors, certain officers, and greater than 10 percent shareholders must file reports of ownership and changes in ownership with the SEC and must furnish the Company with copies of all such reports they file. Based solely on the information furnshied to the Company, we believe that no person failed to file required
Section 16(a) reports on a timely basis during or in respect of 1999.

Item 10.     Executive Compensation

      In 1999, Juniper's officer and director, Mr. Cassidy, did not receive any compensation for his services rendered to Juniper, had not received such compensation in the past, and was not accruing any compensation pursuant to any agreement with Juniper. However, the officer and director of Juniper anticipated receiving benefits as a beneficial shareholder of Juniper, as the officer and director and controlling shareholder of TPG Capital Corporation and, possibly, as principal of Cassidy & Associates, for performance of legal services for Juniper. See Item 9. Directors, Executive Officers, Promoters and Control Persons - Conflicts of Interest, page 5.

      No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by Juniper for the benefit of its employees.


Item 11.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth each person known by Juniper as of December 31, 1999, to be the beneficial owner of five percent or more of Juniper's Common Stock, all directors individually and all directors and officers of Juniper as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

Name and Address of              Amount of Beneficial     Percentage of
Beneficial Owner                 Ownership                Class

TPG Capital Corporation (1)      5,000,000                100%
1504 R Street, N.W.
Washington, D.C. 20009

James M. Cassidy (2)             5,000,000                100%
1504 R Street, N.W.
Washington, D.C. 20009

All Executive Officers and
Directors as a Group (1 Person)  5,000,000                100%

(1) At December 31, 1999, Mr. Cassidy was the controlling shareholder and sole director and officer of TPG Capital Corporation. TPG serves as a marketing and consulting company for Cassidy & Associates and its affiliated companies. TPG agreed to provide certain assistance to Juniper in locating potential target companies, and to pay all costs of Juniper until a business combination, without reimbursement. See Item 6, Plan of Operation, page 3.

(2) As the controlling shareholder, sole director and officer of TPG Capital Corporation, Mr. Cassidy was deemed to be the beneficial owner of the common stock of Juniper owned by TPG Capital Corporation.

Item 12.     Certain Relationships and Related Transactions

      In 1999, Juniper issued a total of 5,000,000 shares of Common Stock to TPG Capital Corporation for a total of $500 in cash. Quintek paid TPG Capital Corporation $200,000 cash and issued 400,000 shares of its common stock to TPG when Quintek bought Juniper in February 2000.

      Mr. Cassidy was the sole director, controlling shareholder and
president of TPG Capital Corporation.   With respect to the sales made to
TPG Capital Corporation, Juniper relied upon Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

Item 13.     Exhibits, Lists, and Reports on Form 8-K

      (a) Certain of the exhibits set forth in the following index are incorporated by reference.

2.1 Agreement and Plan of Reorganization between Quintek Technologies, Inc., and Juniper Acquisition Corporation*

3.2     Bylaws of Juniper Acquisition Corporation**

10.1    Agreement with TPG Capital Corporation**

10.2    Shareholder Agreement**

23.1    Consent of Accountants**

27.1    Financial Data Schedule

*Incorporated by reference to Quintek's Form 8-K dated February 24, 2000.

**Incorporated by reference to Juniper Acquisition Corporation's Form 10-SB filed on December 17, 1999.

(b) Reports on Form 8-K

Juniper filed no reports on Form 8-K during the fourth quarter of 1999.

On February 24, 2000, Quintek filed a Form 8-K dated February 24, 2000, to report our purchase of Juniper Acquisition Corporation, for an exchange of 400,000 shares of voting common stock of Quintek, $.01 par value.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Quintek Technologies, Inc.


Date: March 29,2000                    /s/ Thomas W. Sims
      -------------                    ------------------------------
                                       Thomas W. Sims, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

Date: March 29, 2000                   /s/ Thomas W. Sims
      -------------                    -------------------------------
                                       Thomas W. Sims, President, Director
                                       and Chairman (Chief Executive Officer)

Date: March 30, 2000                   /s/ Kurt Kunz
      -------------                    -------------------------------
                                       Kurt Kunz, Vice-President and Director


Date: March 30, 2000                   /s/ Kelly Kunz
      -------------                    -------------------------------
                                       Kelly Kunz, Vice-President and
                                       Director

Date: March 30, 2000                   /s/ Thomas Salahub
      -------------                    -------------------------------
                                       Thomas Salahub, Vice-President and
                                       Director

                       JUNIPER ACQUISITION CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)

                                CONTENTS
                       -------------------------------

       PAGE F-1 - INDEPENDENT AUDITORS' REPORT

       PAGE F-2 - BALANCE SHEET AS OF DECEMBER 31, 1999

       PAGE F-3 - STATEMENT OF OPERATIONS FOR THE PERIOD
                  FROM MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 1999

       PAGE F-4 - STATEMENT OF CHANGES IN STOCKHOLDER'S
                  EQUITY FOR THE PERIOD FROM MARCH 24, 1999
                  (INCEPTION) TO DECEMBER 31, 1999

       PAGE F-5 - STATEMENT OF CASH FLOWS FOR THE PERIOD FROM
                  MARCH 24, 1999 (INCEPTION) TO DECEMBER 31, 1999

       PAGE F-6 - NOTES TO FINANCIAL STATEMENTS AS OF
                  DECEMBER 31, 1999
                                   - F-1 -

                           INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
Juniper Acquisition Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Juniper Acquisition Corporation (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholder's equity and cash flows for the period from March 24, 1999 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Juniper Acquisition Corporation (a development stage company) as of December 31, 1999, and the results of its operations and its cash flows for the period from March 24, 1999 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.


                                    WEINBERG & COMPANY, P.A.


Boca Raton, Florida
March 6, 2000
                                   - F-2 -

                         JUNIPER ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                             AS OF DECEMBER 31, 1999
                         -------------------------------
                                    ASSETS

Cash                                                   $      500
                                                       ----------
TOTAL ASSETS                                           $      500
                                                       ==========

                        LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES                                            $      -
                                                       -----------

STOCKHOLDER'S EQUITY

   Preferred Stock, $.0001 par value, 20 million
    shares authorized, zero issued and outstanding            -
   Common Stock, $.0001 par value, 100 million
    shares authorized, 5,000,000 issued
    and outstanding                                           500
   Additional paid-in capital                               1,330
   Deficit accumulated during development stage            (1,330)
                                                       -----------
     Total Stockholder's Equity                               500
                                                       -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $      500
                                                       ===========
               See accompanying notes to financial statements.
                                   - F-3 -

                        JUNIPER ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                       FOR THE PERIOD FROM MARCH 24, 1999
                        (INCEPTION) TO DECEMBER 31, 1999
                       ----------------------------------

Income                                                 $       -

Expenses
 Organization expense                                         580
 Professional fees                                            750
                                                       ------------
   Total expenses                                           1,330
                                                       ------------
NET LOSS                                               $   (1,330)
                                                       ============
                   See accompanying notes to financial statements.
                                   - F-4 -

                         JUNIPER ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CHANGES IN
                              STOCKHOLDER'S EQUITY
                        FOR THE PERIOD FROM MARCH 24, 1999
                         (INCEPTION) TO DECEMBER 31, 1999
                        ----------------------------------
                                                  Deficit
                                    Additional  Accumulated
                            Common   Paid-In    During Devel-
                            Stock    Capital    opment Stage     Total

Common stock issuance       $  500   $   -      $    -         $   500

Fair value of
 expenses contributed           -      1,330         -           1,330

Net loss for the period
 ended December 31, 1999       -          -        (1,330)      (1,330)

BALANCE AT
DECEMBER 31, 1999          $   500   $ 1,330   $   (1,330)      $  500
                           =======   =======   ===========      =======
                   See accompanying notes to financial statements.
                                       - F-5 -

                         JUNIPER ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                        FOR THE PERIOD FROM MARCH 24, 1999
                        (INCEPTION) TO DECEMBER 31, 1999
                        ----------------------------------

CASH FLOWS FROM
 OPERATING ACTIVITIES:

Net loss                                            $   (1,330)
Adjustment to reconcile net loss
 to net cash used by operating activities:

Capitalized expenses                                      1,330
                                                    -----------

 Net cash used in operating activities                     -
                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES                       -
                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock                   500
                                                    -----------

 Net cash provided by financing activities                  500
                                                    -----------

INCREASE IN CASH AND CASH EQUIVALENTS                       500

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD            -
                                                    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD            $      500
-----------------------------------------           ============
                  See accompanying notes to financial statements.
                                   - F-6 -

                         JUNIPER ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999
                          -----------------------------

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A.  Organization and Business Operations

          Juniper Acquisition Corporation (a development stage company) ('the Company') was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 1999, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

          The Company's ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof. (See
          Note 5)

          B.  Use of Estimates

          The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          C.  Cash and Cash Equivalents

          For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

          D.  Income Taxes

          The Company accounts for income taxes under the Financial
           Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending December 31, 1999.
                                     - F-7 -

                          JUNIPER ACQUISITION CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                           NOTES TO FINANCIAL STATEMENTS
                               AS OF DECEMBER 31, 1999
                          -------------------------------

NOTE  2 - STOCKHOLDER'S EQUITY

           A.  Preferred Stock

           The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

           B.  Common Stock

           The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares of its common stock to TPG Capital Corporation ("TPG") pursuant to Rule 506 for an aggregate consideration of $500.

           C.  Additional Paid-In Capital

           Additional paid-in capital at October 31, 1999 represents the fair value of the amount of organization and professional costs incurred by TPG on behalf of the Company. (See Note 3)
                                   - F-8 -

                        JUNIPER ACQUISITION CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                            AS OF DECEMBER 31, 1999
                        -------------------------------
NOTE 3 - AGREEMENT

           On March 24, 1999, the Company signed an agreement with TPG, a related entity (See Note 4). The Agreement calls for TPG to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1A:

           1. Preparation and filing of required documents with the Securities and Exchange Commission.

           2.  Location and review of potential target companies.

           3. Payment of all corporate, organizational, and other costs incurred by the Company.

NOTE 4 - RELATED PARTIES

           Legal counsel to the Company is a firm owned by a director of the Company who also owns a controlling interest in the outstanding stock of TPG. (See Note 3)

NOTE 5 - SUBSEQUENT EVENTS

           Pursuant to an Agreement and Plan of Reorganization (the Acquisition Agreement) effective February 24, 2000, Quintek Corporation (Quintek), a California corporation, acquired all of the outstanding shares of common stock of the Company in exchange for an aggregate of 400,000 shares of common stock of Quintek (the Acquisition). As a result, the Company became a wholly owned subsidiary of Quintek.

           The Acquisition was adopted by the unanimous consent of the Board of Directors of Quintek on February 18, 2000. The Acquisition is intended to qualify as a reorganization within the meaning of
           Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. For financial accounting purposes the Acquisition will be accounted for using the purchase method of accounting.

           Prior to the Acquisition, Quintek had 16,491,066 shares of common stock issued and outstanding, and 16,891,066 shares issued and outstanding following the Acquisition.

           Upon effectiveness of the Acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, Quintek became the successor issuer to the Company for reporting purposes under the Securities Exchange Act of 1934 (the "Act") and elected to report under the Act effective February 24, 2000.
                                   - F-9 -