Form 10KSB/A
period 1999-12-31
QUINTEK TECHNOLOGIES INC
filed 2000-03-31
CIK 1107714

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB/A
                            AMENDMENT NO. 1 TO THE
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

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

              Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.0001 par value
                                 (Title of Class)

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

At February 24, 2000, there were 10,871,578 outstanding shares of registrant's Common Stock held by non-affiliates, with a market value of $13,9236,491 based on a closing bid quotation on the NASD OTC Bulletin Board on that date of $1.281 per share.

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

SIGNATURES.................................................................8

FINANCIAL STATEMENTS.....................................................F-1

                    QUINTEK TECHNOLOGIES, INC.
PART I

Item 1.     Description of Business

This Amendment No. 1 to Quintek's annual report on Form 10-KSB for the year ended December 31, 1999, corrects clerical errors that occurred in the original report, filed earlier on this date, March 30, 2000.

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

On February 24, 2000, Quintek Technologies, Inc. ("Quintek"), a California corporation, acquired all of Juniper's outstanding shares of common stock from Juniper's sole shareholder in exchange for 400,000 shares of Quintek's common stock. As a result, Juniper became a wholly-owned subsidiary of Quintek. Quintek also paid the shareholder, TPG Capital Corporation ('TPG') $200,000 for services in 2000.

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

Upon effectiveness of the acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, we became the successor issuer to Juniper for reporting purposes under the Securities Exchange Act and elected to report under the Act effective February 24, 2000. We filed a report on Form 8-K dated February 24, 2000, reporting the Acquisition. The 8-K contains information on Quintek's plan of business, properties, securities, and management. We filed a copy of the acquisition agreement as an exhibit to the 8-K.

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

Juniper had no capital with which to provide prospective owners, such as Quintek, with any cash or other assets. However, management believed Juniper would be able to offer prospective owners, like Quintek, the opportunity to acquire a controlling ownership interest in a reporting company without incurring the cost and time required to conduct an initial public offering. Management did not conduct market research and was not aware of statistical data to support the perceived benefits of a business combination for the owners of Quintek. At the time that Quintek acquired Juniper in February 2000, the NASD OTC Bulletin Board had informed Quintek that it would be delisted from quotation on the Bulletin Board unless it became a registered as a reporting company with the SEC by March 7, 2000. Acquiring Juniper allowed Quintek to meet this requirement.


Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), Juniper and its successor, Quintek, must provide certain information about significant acquisitions including audited financial statements of the acquired company. These audited financial statements must be furnished within 75 days following the effective date of the Quintek acquisition. When the acquisition occurred, Quintek did not have
audited financial statements.   Quintek intends to obtain audited financial
statements within the required time frame, but such audited financials were not available to Juniper at the time of the acquisition. If Quintek cannot obtain the required financial statements within the required time frame, Quintek may be delisted from the NASD OTC Bulletin Board, where its stock is now quoted. If that happens, it will be more difficult to obtain current price information on Quintek and the market for Quintek's stock will become less active or might be discontinued altogether.

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

As of December 31, 1999, Mr. Cassidy was the president, director and controlling shareholder of TPG Capital Corporation, a Delaware corporation, which was the sole shareholder of Juniper. In the Quintek acquisition, TPG Capital Corporation transferred all of the Juniper stock to Quintek in exchange for 400,000 shares (about one fifth) of Quintek's stock.
TPG Capital Corporation has not stated whether it intends to hold or sell its Quintek stock or acquire more Quintek stock.

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

Item 12.     Certain Relationships and Related Transactions

      In 1999, Juniper issued a total of 5,000,000 shares of Common Stock to TPG Capital Corporation for a total of $500 in cash. Quintek paid TPG Capital Corporation and issued 400,000 shares of its common stock to TPG when Quintek bought Juniper in February 2000. In addition, Quintek paid TPG $200,000 for services in 2000.

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


Date: March 30,2000                    /s/ Thomas W. Sims
      -------------                    ------------------------------
                                       Thomas W. Sims, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated.

Date: March 30, 2000                   /s/ Thomas W. Sims
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