Form 10QSB
period 2000-03-31
QUINTEK TECHNOLOGIES INC
filed 2000-05-24
CIK 1107714

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

                               Quarterly Report
       Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the period ended March 31, 2000

                           QUINTEK TECHNOLOGIES, INC.
              (Exact name of registrant as specified in its charter)

California                         000-29719                   77-0505346
(State or other jurisdiction      (Commission                (IRS Employer
of incorporation or organization   File Number)            Identification No.)

                            537 Constitution Ave., Suite B
                             Camarillo, California 93012
                        (Address of principal executive office)

                        Issuer's telephone number: 805-383-3904


The issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

On May 17, 2000, 17,398,819 shares of the issuer's common stock were outstanding.



             Securities registered pursuant to Section 12(b) of the Act:
                                     None

                   Securities registered to Section 12(g) of the Act:
                         Common Stock, par value $.01 per share
                                (Title of Class)

                                Table of Contents


Part I.  Financial Information............................................1
   Item 1.  Financial Statements..........................................1
   Item 2.  Management's Discussion and Analysis..........................6
Part II. Other Information................................................7
   Item 2.  Changes in Securities and Use of Proceeds.....................7
   Item 6.  Exhibits and Reports on Form 8-K..............................7
Exhibits..................................................................7
Reports on Form 8-K.......................................................7
Signatures................................................................8

Part I.  Financial Information
Item 1.  Financial Statements

                              QUINTEK TECHNOLOGIES, INC.

                                   Balance Sheet
                                  March 31, 2000
                                    (Unaudited)

                                       Assets
Current Assets:
   Cash                                                     $    17,763
   Accounts receivable
    (net of allowance for
    doubtful accounts of $0
    for both years)                                             297,095
   Inventory                                                    197,671
   Other current assets                                          55,158
          Total current assets                                  567,687
                                                            -----------

Property and Equipment, at Cost:
   Equipment                                $   138,881
   Computer and office equipment                 57,362
   Furniture and fixtures                        14,448
                                            -----------
                                                210,691
   Less - Accumulated depreciation             (151,305)
                                            -----------
                                                 59,386
   Leased property under capital
     lease - net of accumulated amortization      9,436          68,822
                                            -----------     -----------
Other Assets:
   Deposits                                       9,824
   Intangible assets (net of accumulated
    amortization of 15,867)                     115,009
   Employee receivables, net                      7,673
   Idle property                                100,000         232,506
                                            -----------     -----------
                                                            $   869,015
                                                            ===========

  The accompanying notes are an integral part of these financial statements

                           Liabilities and Stockholders' Deficit

Current Liabilities:
   Accounts payable                                         $   431,077
   Payroll and payroll taxes payable                             16,481
   Payroll taxes assumed in merger                              173,784
   Accrued interest payable                                      82,810
   Other current liabilities                                     40,080
   Investment                                                       999
   Current portion of obligations under capital lease             2,436
   Convertible bonds                                            291,141
   Unearned revenue                                              93,386
   Note payable - related party                                  30,000
                                                            -----------
          Total current liabilities                           1,162,194

Obligations Under Capital Lease                                   6,164

Commitments And Contingencies                                        --

Stockholders' Deficit:
   Preferred stock - cumulative, par value
    $.01 Authorized - 10,000,000 shares
    Issued and outstanding - 0 shares       $        --
   Common stock - par value $.01
    Authorized - 50,000,000 shares
    Issued and outstanding - 16,939,466
    shares                                      169,395
   Additional paid-in capital                13,354,020
   Retained deficit                         (13,822,758)
                                           ------------
          Total stockholders' deficit                          (299,343)
                                                            -----------
                                                            $   869,015
                                                            ===========

  The accompanying notes are an integral part of these financial statements

                             QUINTEK TECHNOLOGIES, INC.

                              Statements of Operations
                   For the PERIODS Ended March 31, 2000 and 1999
                                   (Unaudited)

                           Three Months Ended        Nine Months Ended
                          ------------------------ ------------------------
                              2000       1999          2000        1999
                          ----------- ------------ ------------ ------------
                          (Unaudited) (Unaudited)  (Unaudited)  (Unaudited)
SALES                     $   382,544 $    247,548 $    780,275 $    547,745
COST OF SALES                 289,948      393,802      511,691      594,886
                          ----------- ------------ ------------ ------------
    Gross margin               92,596     (146,254)     268,584      (47,141)
OPERATING EXPENSES            408,838      251,022    1,138,593    1,601,194
    Loss from
     operations              (316,242)    (397,276)    (870,009)  (1,648,335)
OTHER INCOME (EXPENSE)
   Other income                   177        9,947        3,197       11,398
   Royalty income                  --          279           --        3,305
   Interest expense            (6,508)     (22,607)     (36,701)     (51,040)
   Acquisition
    expense                  (600,000)  (1,681,734)    (600,000)  (1,701,394)
                          ----------- ------------ ------------ ------------
                             (606,331)  (1,694,115)    (633,504)  (1,737,731)
                          ----------- ------------ ------------ ------------
    Net loss
     before taxes            (922,573)  (2,091,391)  (1,503,513)  (3,386,066)
                          ----------- ------------ ------------ ------------
PROVISION FOR
  INCOME TAXES                     --           --           --           --
                          ----------- ------------ ------------ ------------
    Net loss                $(922,573) $(2,091,391) $(1,503,513) $(3,386,066)
                          =========== ============ ============ ============
NET LOSS PER SHARE:
   Basic and diluted      $     (0.06) $     (0.19) $     (0.09) $     (0.31)

  The accompanying notes are an integral part of these financial statements

                         QUINTEK TECHNOLOGIES, INC.
                          Statements of Cash Flows
               For the Nine Months Ended March 31, 2000 and 1999
                                (Unaudited)

                                               Nine Months Ended
                                           -------------------------
                                            March 31      March 31
                                              2000          1999
                                           -----------   -----------
                                           (Unaudited)   (Unaudited)
Net Cash Used in Operating Activities      $  (48,729)   $ (637,846)

Net Cash Provided by (Used In) Investing
   Activities                                   5,655       (24,416)
Net Cash Provided by Financing Activities      21,773       789,393
                                           -----------   -----------
Net Increase (Decrease) in Cash               (21,301)      127,131
Cash, Beginning of Year                        39,064           885
                                           -----------   -----------
Cash, End of Year                          $   17,763    $  128,016
                                           ===========   ===========

  The accompanying notes are an integral part of these financial statements

                         Quintek Technologies, Inc.
                     Note to the Financial Statements
                        March 31, 2000, and 1999

(1)   Basis of Presentation
      In the opinion of management, the accompanying unaudited financial statements of Quintek Technologies, Inc. (the Company) include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of March 31, 2000, the results of operations for the three and nine months ended March 31, 2000 and 1999, and cash flows for the nine months ended March 31, 2000 and 1999. The results of operations for the nine months ended March 31, 2000 and 1999 and the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year or for any future period.

(2)   Going Concern
      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern; however, the Company has sustained substantial operating losses. In view of this matter, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

      Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Subsequent to the year ended June 30, 1999, the Company has received $1,169,248 from the exercise of warrants. The Company feels that this and other financing arrangements coupled with product and services market introductions will provide sufficient cash to meet its operating and business expansion requirements for the year ending June 30, 2000.

(3)   Net Loss per Share

      Basic net loss per share is based on the weighted average number of common shares outstanding of 15,331,351 and 10,736,027 for the nine month periods ended March 31, 2000 and 1999, respectively. The weighted average number of common shares outstanding for the three month periods ended March 31, 2000 and 1999, was 16,230,084 and 11,091,307,
      respectively. The basic and diluted earnings per share calculations are the same because potential dilutive securities would have had an antidilutive effect.

      Securities that were not included in the earnings per share calculation because they were antidilutive consist of the convertible bonds and warrants.

Item 2.  Management's Discussion and Analysis

Results of operations
---------------------

Revenues totaled $780,275 and $547,745 for the nine months ended March 31, 2000 and 1999, respectively, an increase of $232,530 (42%) due to increased machine sales. Revenues totaled $382,544 and $247,548 for the three months ended March 31, 2000 and 1999, respectively, an increase of $134,996 (55%). {State reason for increase.} The 2000 and 1999 revenues consisted largely of sales of machines and parts, and to a lessor extent, sales of aperture cards and software, service revenue, and machine rental fees.

Our cost of sales for the nine months ended March 31, 2000 decreased by $83,195 (14%) from the same period in 1999, to $511,691 from $594,886. For the three months ended March 31, 2000 and 1999, cost of sales was $289,948 and $393,802, respectively, a decrease of $103,854 (26%). Cost of sales for both periods consisted mostly of labor and products costs. Cost of sales and gross margin in 1999 were greatly affected by a reserve for obsolescent inventory that was established in that year.

Operating expenses totaled $1,138,593 for the nine month period ended March 31, 2000 as compared to $1,601,194 for the prior nine month period. The $462,601 (29%) decrease in operating expenses is due primarily to a $143,000 decrease in bad debt expenses, a $107,000 decrease in outside services and consulting, and a significant reduction directors' compensation and other officer and employee expenses.

Operating expenses totaled $408,838 for the three month period ended March 31, 2000 as compared to $251,022 for the prior nine month period, in increase of $157,816 (63%). The increase in 2000 is attributable to increased professional fees and higher sales and marketing expenses.

We incurred acquisition expenses of $1,737,731 and $633,504 in the nine months ended March 31, 1999 and 2000, respectively. In the quarter ended March 31, 1999, we acquired Pacific Diagnostics Technologies (PDX), which was a publicly held shell corporation that had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We acquired PDX as part of the confirmation of PDX's plan of reorganization. The acquisition was made in order to facilitate the establishment of a public trading market for our stock.

In the quarter ended March 31, 2000, we acquired Juniper Acquisition Corporation, a blank check corporation that was registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. We incurred acquisition expenses of $633,504 in the nine months ended March 31, 2000 in connection with the Juniper acquisition. We acquired Juniper in order to comply with the OTC Bulletin Board requirement that all issuers must be registered with the SEC under the Exchange Act, in order to continue to be quoted on the OTC Bulletin Board.

Liquidity and capital resources
-------------------------------

We have historically financed operations from the sale of common stock and the conversion of common stock warrants. At March 31, 2000, we had cash on hand of $17,763 and working capital of $(594,507) as compared to cash on hand of $39,064 and working capital of $(954,679) at year end, June 30, 1999.

Net cash used in operating activities of $(48,729) for the nine months ended March 31, 2000, is attributable primarily to operating losses as adjusted for stock issued for services of $1,028,709, stock issued in connection with the Juniper acquisition of $400,000, and depreciation of $33,247. Net cash used in operating activities of $(637,846) for the nine months ended March 31, 1999, is attributable primarily to stock issued for services of $1,310,153 and depreciation of $43,612.

Net cash provided by investing activities of $5,655 for the nine months ended March 31, 2000 consists of collections on notes receivable from stockholders netted against purchases of fixed assets. Net cash used in investing activities of $(24,416) for the nine months ended March 31, 1999 is due primarily to purchases of fixed assets.

Net cash provided by financing activities of $21,773 for the nine months ended March 31, 2000 represents cash received from the exercise of common stock warrants of $201,280, cash paid to retire bonds of $210,000, cash received from repayment of stockholder loans of $30,000, and other miscellaneous adjustments. Net cash provided by financing activities of $789,393 for the nine months ended March 31, 1999 consists mainly of cash received from the exercise of common stock warrants and from the issuance of bonds.

We believe that the receipt of the net proceeds from the sale of the common stock and the exercise of common stock warrants plus cash generated internally from sales will be sufficient to satisfy our future operation, working capital and other cash requirements for the remainder of the fiscal year. We believe that we have sufficient internal and external resources to fund current operations, develop new or enhanced products and/or services, and to respond to competitive pressures and acquire complementary products, businesses or technologies. However, we have yet to operate at a profit and do not know when we may do so. Accordingly, we may require continued funding from sales of our securities, and we cannot be sure that we will be able to raise sufficient funds to continue operations. Our audit for the years ended June 30, 1999 and 1998, contained a going concern qualification.

Impact of year 2000
-------------------

We experienced no interruptions in our operations when the calendar year changed to the year 2000. We believe that our products and services, and products which we purchase from third party vendors, are designed to operate continuously regardless of date changes.

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

From June 30, 1999, to March 31, 2000, we have issued 3,645,966 shares of our common stock in transaction that were not registered under the Securities Act of 1933. We intend to file an amendment to this Form 10-QSB to report the consideration paid, exemptions claimed and other significant information regarding these sales of unregistered securities.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

27.1 Financial Data Schedule

Reports on Form 8-K

During the nine month period ended March 31, 2000, we filed the following reports on Form 8-K:

1. On February 24, 2000, we acquired all of the outstanding stock of Juniper Acquisition Corporation ("Juniper") in exchange for $200,000 and an aggregate of 400,000 shares of common stock of the Company. As a result, Juniper has become a wholly-owned subsidiary of our Company. Upon effectiveness of the acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, we elected to become the successor issuer to Juniper for reporting purposes and elected to report under the Securities Exchange Act of 1934 effective February 24, 2000.

2. On March 3, 2000, we reported that on February 25, 2000, we dismissed Brown, Armstrong, Randall, Reyes, Pauldin & McCown Accountancy Corporation as its independent public accountant. Effective the same day, we engaged Carpenter, Kuhen & Sprayberry as its principal accountant
     to audit our financial statements.   On March 8, 2000, we filed an
     amendment to that 8-K which contained Brown, Armstrong, Randall, Reyes, Paulding & McCown Accountancy Corporation's response to the previous filing.

Subsequent to the end of the nine month period ended March 31, 2000, on April 26, 2000, we filed an amendment to the previously filed Form 8-K, dated February 25, 2000, to report our Company's audited financial statements for the years ended June 30, 1999 and 1998.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            QUINTEK TECHNOLOGIES, INC.


Date:  May 22, 2000                         /s/ Thomas W. Sims
                                            ----------------------------------
                                            Thomas W. Sims, President
                                    8