Form 10KSB
period 2000-06-30
QUINTEK TECHNOLOGIES INC
filed 2000-10-16
CIK 1107714

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


Check whether the issuer (1) has filed all reports required to be filed bySection 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]; No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405of Regulation S-B is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were  $934,214.

At September 26, 2000, the aggregate market value of registrant's Common Stockheld by non-affiliates was $4,190,073, based on the closing OTC Bulletin Board bid price of $0.2812 per share on that date.

At September 26, 2000, a total of 18,660,312 shares of registrant's CommonStock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes [  ] No [X]

Exhibit Index appears on page 25.

                              TABLE OF CONTENTS

Item 1 Business...........................................................3
   1.1 Forward-looking statements.........................................3
   1.2 Summary............................................................3
   1.3 Organizational history.............................................4
   1.4 Aperture cards.....................................................5
   1.5 The Q4300 aperture card imaging system.............................6
   1.6 Patents and intellectual property..................................6
   1.7 Manufacturing......................................................7
   1.8 Markets............................................................9
   1.9 Competition........................................................9
   1.10 Customers........................................................10
   1.11 Suppliers........................................................10
   1.12 Regulation.......................................................12
Item 2 Description of Property...........................................12
Item 3 Legal Proceedings.................................................12
Item 4 Submission of Matters to a Vote of Security Holders...............13
Item 5 Market for Common Equity and Related Stockholder Matters..........13
   5.1 Market for common stock...........................................13
   5.2 Dividends.........................................................13
   5.3 Recent sales of unregistered securities...........................13
       5.3.1 Securities issued in connection with the PDX Plan of
             Reorganization..............................................13
       5.3.2 Shares Issued in Private Placements for Cash  and as
             Compensation for Services...................................14
   5.4 Description of securities.........................................15
       5.4.1 Common stock................................................15
       5.4.2 Warrants....................................................15
             5.4.2.1 Warrant Terms and Conditions........................16
             5.4.2.2 Warrants to PDX Claimants...........................17
             5.4.2.3 Warrants Issued to QEI Shareholders.................18
   5.5 Preferred stock...................................................18
Item 6 Management's Discussion and Analysis of Financial Condition
       and Results of Operations.........................................18
   6.1 Results of operations.............................................18
   6.2 Liquidity and capital resources...................................19
Item 7 Financial Statements..............................................20
Item 8 Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure..............................................20
Item 9 Directors, Executive Officers, Promoters and Control Persons......20
   9.1 Board of directors and executive officers.........................20
   9.2 Compensation of Directors.........................................22
   9.3 Management Committees.............................................22
   9.4 Indemnification of Directors and Officers.........................22
Item 10 Executive Compensation...........................................22
Item 11 Security Ownership of Certain Beneficial Owners and Management...23
Item 12 Certain Relationships and Related Transactions...................24
Item 13 Exhibits and Reports on Form 8-K.................................25
   13.1 Exhibits.........................................................25
   13.2 Reports on Form 8-K..............................................25
Signatures...............................................................25
Financial Statements....................................................F-1

Item 1  Business

1.1  Forward-looking statements

This annual report contains certain forward-looking statements within the meaning of section 21 of the Securities Act of 1934, as amended, including statements that indicate what the Company "believes", "expects", and "anticipates" or similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this annual report. There can be no assurance that the forward looking information contained herein will in fact transpire. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

1.2  Summary

Quintek Technologies, Inc. ("Quintek"), the successor to Quintek Electronics, Inc. ("QEI"), was established for the primary purpose of developing, manufacturing, and distributing the Q4300 technology ("Q4300"), used for recording digital images on aperture card media. The Q4300 product line consists of; the Q4305 Aperture Card Plotter ("Q4305"), the Q4303 Universal Interface ("Q4303"), aperture card media, support software, and related services.

Aperture cards are small, rectangular cards (about the size of a timecard) each of which contain a 35mm chip of microfilm. The microfilm is used for storing visual information (drawings, documents, text, etc.) and the remainder of the card is used to identify pertinent aspects of the microfilmed image (drawing number, page number, revision, etc.).

Aperture cards are used to store documents for use as a working reference, or to back-up digital data for long term access and insurance against technology obsolescence or catastrophic events. The Q4300 aperture cards have an estimated life expectancy of over 100 years and are manufactured by the NB/Microseal division of Bell & Howell Corporation ("Bell & Howell") and Imation Corporation using "dry silver" film supplied by Eastman Kodak Company ("Kodak"). Dry silver film can be developed by application of heat rather than by a liquid or viscous process. The Q4305 plotter uses a low powered laser to etch the image on the film chip and a patented heat process to develop and fix the film.

We believe the aperture card will remain a preferred media for long term storage of engineering drawings because of its long term life expectancy and because microfilm is well known and established. Aperture cards are used extensively within a wide variety of industries, including automotive, utilities, aerospace, defense, government, electronics, highway and bridge construction, and railroads.

Almost all other aperture cards are made using a traditional microfilm photographic and development process that requires chemicals to develop the film after making a photographic image of the document being microfilmed. We believe that the chemistry involved with photographic film development can pose numerous problems for the user, since chemical solutions are typically stored, handled, and possibly inhaled by employees during use. We also believe the waste material resulting from the chemical process can be considered "hazardous waste material" by local government agencies, and may require costly handling and disposal methods. The Q4300 system eliminates these problems by producing aperture card media with a chemical-free process. Aperture cards produced with the Q4300 system can be used with conventional printing, duplicating and viewing equipment.

The Q4300 system is typically connected directly to the user system network and used like a paper printer to output drawings and other documents directly from digital files. The Q4300 can be adapted to a variety of user software applications and file formats, including: Vector, Raster, ASCII and Postscript.

Presently the Q4305 plotter is made in Sweden under a subcontractor agreement between Qtek Aperture Card AB ("Qtek AB") - our 49% owned subsidiary - and Kitron Electronics AB ("Kitron"), formally Bofors Missiles AB. Kitron is an international supplier of military defense products and has incorporated the

Q4305 into their production line as part of a program to diversify into non-military products. Our arrangements with Kitron are described in Section 1.7 Manufacturing, page 7.

Our corporate office is located in Southern California at 537 Constitution Ave. Suite B, Camarillo, CA, 93012. Engineering and field support are based in Montpelier, Idaho. In the fiscal year ended June 30, 2000, sales and marketing were based in the Washington DC area.

In August 2000, we chose to streamline operations and closed the Washington DC office. As a result, we moved the sales and marketing operations to Camarillo. Our operation is currently supported through the Montpelier and Camarillo facilities by 8 full time employees and various consultants which are contracted on an "as required" basis.

Our common stock is quoted on the OTC Bulletin Board under QTEK.

1.3  Organizational history

Quintek Electronics, Inc. (QEI) was founded on July 1, 1991, and in 1991 and 1992 it acquired licenses to use the Q4300 technology and related assets, know-how and patent rights developed by Micrographics Technology Corporation ("MTC"). In 1998, QEI purchased the Q4300 technology under a bulk asset and technology purchase agreement. Our president, Tom Sims, and our vice president for engineering, Kurt Kunz, have served in those capacities for QEI since it was founded in 1991, and became officers and directors of our company when the reorganized Quintek acquired the QEI assets in January 1999.

The Q4300 technology was originally developed by National Cash Register ("NCR") and transferred to MTC in 1990 as part of a leveraged buyout of NCR's Micrographics Systems Division. In 1996, the ownership of the Q4300 Technology was transferred from MTC to Johann Oosthuizen, MTC's CEO, as a part of the agreement to sell MTC to Softnet Corporation. In September of 1998, QEI purchased all of the Q4300 technology and remaining assets from Mr. Oosthuizen under a bulk-buy purchase asset agreement.

On January 14, 1999, QEI was acquired in a merger by Pacific Diagnostics Technologies, Inc. (PDX) as part of a Chapter 11 Plan of Reorganization (the "Plan"). Under the Plan, all assets of QEI were sold to PDX, all PDX management resigned once the Plan was confirmed, and QEI's management and operating plan were adopted by the new operating entity. Shortly after confirmation of the Plan, the name of the combined company was changed to Quintek Technologies, Inc. ("Quintek"). Through this process, we assumed the combined assets, liabilities, technology and public position of QEI and PDX.

PDX was in the business of manufacturing and distributing the Stat-K Analyzer, a hand-held device used in critical care medical facilities (e.g. cardiac and dialysis patients) to measure the potassium level in whole blood. PDX had completed development, limited production, and Beta testing of the product, but was unable to raise adequate funding for manufacturing, marketing, and supporting the product on a large scale. On December 15, 1997, PDX ceased operations and filed for protection under Chapter 11 of the United States Bankruptcy Code, Northern District of California, Case No. 97-14602. The Plan of Reorganization was submitted to the court for consideration on August 12, 1998 and was confirmed by the court on January 14, 1999.

We do not intend to restart production and distribution of the Stat-K product line. However, we are seeking a company in the medical industry to license or purchase the Stat-K assets and technology.

The Plan was structured to compensate PDX and QEI shareholders and other related parties with shares of our common stock, warrants, and units comprised of stock and warrants. Non-restricted stock and warrants were issued to PDX shareholders, creditors, and affiliates pursuant to Section 1145 of the bankruptcy code. Restricted stock was issued to QEI shareholders and new investors in accordance with the Plan. The Plan was approved by the shareholders of both QEI and PDX prior to confirmation by the court. A detailed description of share distribution and terms is provided in Section
5.3 Recent Sales of Unregistered Securities, page 13, and Section 5.4, Description of Securities, page 15.

After confirmation of the Plan on January 14, 1999, we had a total of approximately 403 shareholders, including approximately 68 former shareholders of PDX.

On February 24, 2000, we acquired all of the outstanding shares of common stock of Juniper Acquisition Corp. from Juniper's sole shareholder in exchange for 400,000 shares of our common stock. As a result, Juniper became our wholly-owned subsidiary. We also paid the shareholder, TPG Capital Corporation ("TPG") $200,000 for services in 2000.

The consideration exchanged pursuant to the acquisition agreement was negotiated between Juniper and Quintek. In evaluating the acquisition, Juniper used criteria such as the value of our assets, our ability to compete in the market place, our current anticipated business operations, and our management's experience and business plan. In our evaluation of Juniper, we placed a primary emphasis on Juniper's status as a reporting company under
Section 12(g) of the Securities Exchange Act, and Juniper's facilitation of our becoming a reporting company under that Act. Our common stock is traded on the OTC Bulletin Board, and the OTC Bulletin Board's rules required us to become registered under the Securities Exchange Act of 1934 by March 7, 2000, to continue to be eligible for quotation on the OTC Bulletin Board. The Juniper acquisition permitted us to satisfy the OTC Bulletin Board's requirement for SEC registration. Juniper was a "blank check" corporation formed in 1999 for the purpose of locating a business, such as Quintek, with which to combine. Prior to our acquisition of Juniper it had no history of operations, significant assets or financial resources.

Upon effectiveness of the acquisition, pursuant to Rule 12g-3(a) of the General Rules and Regulations of the Securities and Exchange Commission, we became the successor issuer to Juniper for reporting purposes under the Securities Exchange Act and elected to report under the Act effective February 24, 2000. We filed a report on Form 8-K dated February 24, 2000, as amended on April 24, 2000, reporting the acquisition. The 8-K contains information on our plan of business, properties, securities, and management. We filed a copy of the acquisition agreement as an exhibit to the 8-K.

1.4  Aperture cards

Most engineering drawings are created and maintained on computerized systems using Computer Aided Design (CAD) software applications. Once a drawing is completed, the master file is stored in digital format and also plotted out to paper. Most companies film the paper sheets, cut the film into 35mm film chips, and use the film chips to create aperture cards. The combining of digital data with aperture card media provides a complete solution for data management and storage of engineering drawings. The CAD system and stored files offer advantages in creating, revising, distributing, and duplicating drawings, and the aperture cards offer advantages for backup and long term storage of drawing content.

Aperture cards have been used as a worldwide standard for permanent storage of engineering plans and designs for more than 50 years. Development of the personal computer and improvements in electronic data imaging and storage, including diskettes, CD ROM and optical disks have vastly improved ways to manipulate and distribute records over the past ten years, but we believe this newer digital media does not have the storage longevity of microfilm. We believe that magnetic media can degrade over a 5 year period and information can be lost, even if stored under ideal conditions. Some manufacturers of optical disk media tout a 100 year life expectancy, but they can only speak for the nature of the media and provide no assurance there will be drives and software available for reading the media in 100 years. In contrast, microfilm is eye readable and therefore access to the stored information is not dependant on file formats, software, computers, drives, technology, and vendors that may change over time.

We use the dry silver film produced by Kodak for its aperture cards because of the film's high contrast ratio, fine granularity, and ultra high resolving power. The film has received a Life Expectancy (LE) rating of over 100 years per ANSI standard ANSI/NAPM IT9.19-1994. However, Kodak's testing has shown the film to have an LE of over 1,000 years if stored in accordance with ANSI Standard PH 1.43-1983 (below 70 degrees and less than 50% relative humidity). In addition, Kodak has found the dry silver film's resistance to oxidation and microspot formation to be superior when compared to conventional "wet silver" film.

The Q4300 aperture card media can be used with most standard microfilm viewers, duplicators, and printers. Users of dry silver film are cautioned to avoid exposing the film to heat or light for long periods of time because these extreme conditions may reduce the film's contrast ratio. Drawings are typically recorded on the aperture card film chip at reduced sizes ranging from 10x to 30x magnification. Related information about the drawing (e.g.

drawing size, revision level, sheet number, etc.) can be printed on the face of the card. Many users also punch this same information into the body of the card using Hollerith code, so the card can be identified when used with automated sorting and duplicating equipment. The filmed information and punch code can be converted back into digital data using conventional aperture card scanners.

1.5  The Q4300 aperture card imaging system

Our principal product is the Q4300 Aperture Card Imaging System. The
Q4300 is comprised of the Q4303 Universal Interface and the Q4305 Aperture Card Plotter. The two components operate together to provide a turn-key system for producing aperture media directly from Vector, Text ASCII, or Raster image files. The Q4300 is used by engineering departments to make the drawing design and release cycle more efficient, and to provide an efficient, convenient means to produce media for archiving and distributing engineering drawings.

The Q4303 is hosted on the standard PC Computer and functions to interface the Q4305 plotter with the operator and user system. Our software provides the controls necessary to retrieve digital files from the user network, convert the user files into Raster data, center and scale the image for film presentation, and output the appropriate information to the Q4305 plotter. In most cases the Q4303 software can be easily expanded and/or adapted to accommodate user files (compatible with over 100 different file formats) and system applications without modifying the customer's existing software.

The Q4305 uses a Helium-Neon laser to record image data directly onto dry silver film, which is premounted on blank aperture card stock and packaged in light-tight cassettes. The film is developed and fixed using a patented heat process and therefore requires no chemicals and emits no toxins into the atmosphere. The aperture cards are automatically labeled after film development using an internal print/punch module.

We believe that the Q4300 is the only "chemical free" aperture card production system available on the market today, providing a reliable and "environmentally friendly" alternative to competitive products which require storage, handling and disposal of chemical solutions.

Conventional processes for creating aperture cards typically include:

- Plotting the drawing on paper;
- Filming the paper;
- Developing the film using photo processing chemicals;
- Mounting the film onto the aperture card;
- Keypunching the card;
- Making duplicate cards using ammonia for diazo film development.

By using the Q4300 system, the customer can eliminate most of the equipment, floor space, operators, maintenance, and all chemicals required for conventional card production.

A basic Q4300 system, including a Q4303 Universal Interface and a Q4305 Aperture Card Plotter running at the rate of 20 cards/hr, retails for approximately $50,000. The Hollerith Punch and Performance Option (40 cards/hr) can be added for an additional cost of $10,000 each.

1.6  Patents and intellectual property

The original patents covering the Q4300 technology were issued to NCR in the late 1980's. In 1990 MTC acquired these patents as part of a leveraged buyout of NCR's Micrographics Systems Division. In 1991, the rights to these patents were provided to QEI as part of a temporary licensing agreement, which evolved into a permanent license in January of 1992. In 1996, MTC was sold to Softnet Corporation and ownership of the Q4300 patents was transferred to Johann Oosthuizen, MTC's CEO. In September 1998, QEI purchased the Q4300 technology from Mr. Oosthuizen for 50,000 shares of QEI restricted common stock and remaining inventory for 100,000 shares of restricted common stock and $200,000 in cash.

Although seven patents were originally issued to NCR, they all expired due to failure to pay maintenance fees at the time they were held by MTC and Mr. Oosthuizen. We appealed to the patent office for reinstatement of these patents and has recovered three patents to date. The following provides a summary of the recovered patents:

Patent         Expiration
Number         Date            Name/Description
------         ----------      ----------------
4,794,224      04/09/07        Dry Film Developer for an Aperture Card Printer

4,818,950      04/24/07        Low Jitter Phase-Locked Loop (internal circuit
                               board)

4,841,343      03/25/08        Dry Film Development Process for an Aperture
                               Card Printer

We believe that the three active patents and internal trade secrets will help in protecting the Q4300 technology from duplication. However, it is possible that others could duplicate the product, given enough time, money, and technical know-how. If that happens, we may not be able to maintain its current competitive edge.

1.7  Manufacturing

When QEI acquired its original licenses from MTC in 1991 and 1992, it also received rights to purchase MTC's existing inventory of piece-parts and tooling to make the Q4305 components. QEI manufactured Q4305 systems itself until 1997, using production facilities first in Southern California and later in Montpelier, Idaho. When PDX took over the assets and business of QEI as part of the January 14, 1999 reorganization, it inherited QEI's remaining inventory of piece-parts, tooling, equipment, and partnerships.

In November of 1997, QEI, through Qtek AB, a Swedish affiliate, entered into an alliance with Bofors AB, Missile Production (now Kitron1) in which Kitron began to manufacture our equipment for us. Kitron is a large Swedish Company which manufactures military defense products, such as laser guided missiles, and anti-aircraft guns. Because of the winding down of the "cold war", the Swedish government has encouraged large defense oriented companies, such as Kitron and Saab, to diversify into producing non-military products. We believe the Q4300 is viewed by Kitron as an ideal fit for this program and for the Kitron production line because of Kitron's well proven expertise in mass producing high quality, laser based products, and their own dedication towards using aperture cards for archiving engineering information.

Kitron currently manufactures the Q4305 plotter units, internal modules, and spare parts at their missiles factory located in Karlskoga, Sweden. The production is done on an "as required" basis in support of our delivery requirements. Kitron is expected to deliver plotter units within 45 days ARO and no delays have been experienced so far. Kitron has delivered 13 of the Q4305 units and an assortment of spare parts as of June 30, 2000. we sell certain piece-parts, primarily from the original Q4305 inventory purchased from MTC, to Kitron to support Q4305 production, and buys spare part assemblies from Kitron to support our customer base. In addition to purchasing our parts, Kitron purchases components from a wide variety of suppliers and subcontractors. In the future, we plan to phase out of manufacturing and focus primarily on sales and support of the product line.

Qtek AB was founded by QEI two Swedish businessman. It is located within the Kitron campus in Karlskoga Sweden and was established to coordinate Kitron/Quintek transactions, distribute and support the Q4300 system in Europe, and establish/operate a Q4300 based service bureau for converting images from digital format into aperture card media for long term storage. Kitron is supporting Qtek AB by bringing in sales and conversion business from internal divisions, other companies including Saab, and a worldwide customer base. Qtek AB successfully completed conversion contracts from Kitron and Saab which totaled over 123,000 aperture cards during the 12 month period ending June 30, 2000.

__________________________
1 Bofors AB, Missile Production, was a subsidiary of Bofors AB and Bofors AB was a subsidiary of Celcius AB. In 2000, Bofors AB, Missile Production was sold to Kitron, a Norwegian based corporation, and Celsius AB was sold to SAAB.

We currently hold a 49% equity position in Qtek AB. We originally provided funding and know-how for operation start-up, and assigned Q4305 manufacturing rights to Qtek AB for our minority interest. With these rights in hand, Qtek AB entered into a contracting agreement with Kitron (and its predecessor), allowing the Q4305 units to be manufactured at the Kitron factories. In February 2000, we also issued 450,000 shares of our common stock to the Swedish founders of Qtek AB for an equal amount of Qtek AB stock, in order to maintain our overall interest of 49%. The remaining 51% of Qtek AB is owned by Christer Karstrom, one of its Swedish founders.

Christer is responsible for initiating and nurturing the relationship with Kitron and Saab, and conducting day to day operations at Qtek AB and Kitron.

We go through Qtek AB to purchase the majority of Q4305 units and spare parts produced at Kitron. For these transactions, Qtek AB receives $2,000 for each Q4305 plotter unit ordered and a 10% markup on spare parts. Most transactions with Qtek AB are conducted on standard net 30 terms.

We believe that Saab plans to support Qtek AB by providing long term conversion contracts and allocating a large scale, environmentally controlled, storage facility for archiving the aperture cards produced by Qtek AB. The archiving facility is built into a mountain located in Karlskoga, Sweden.
We believe that a significant amount of business may result from this relationship, as a direct result of Saab and their prestigious European associates (e.g. other Saab divisions, military customers, large European companies, etc). Saab is expected to take a small equity position in Qtek AB in the near term, with the possibility of advancing to a major shareholder in the long term.

It's possible that Qtek AB could be restructured and partially or completely sold to Saab or other investors in order to advance our overall strategic position. Transactions of this nature could substantially dilute our equity position in Qtek AB.

Kitron, as the manufacturer of our Q4300 equipment, is our main supplier. If Kitron ended its relationship with Qtek AB and/or Qtek AB ended its relationship with us, we would attempt to negotiate a new direct or indirect relationship with Kitron. We believe that Kitron would be receptive to maintaining some type of relationship with us due to: (1) the extensive amount of time and money already expended on Q4305 manufacturing start-up, (2) a positive ongoing relationship with Kitron, and (3) the enthusiasm expressed by Kitron with regards to manufacturing the Q4300 product line.

There is nothing in our agreement to preclude restructuring the relationship with Kitron as long as the decision to terminate the agreement is mutual or initiated by Qtek AB.

If termination of our agreement is not mutual or if it is caused by us:

- Qtek AB would retain the exclusive right to manufacture, market and sell the 4300 system in the Nordic countries (Sweden, Finland, Norway and Denmark);
- we would be unable to restructure a relationship with Kitron since they are located in the Nordic countries; and
- we would retain the right to manufacture in the USA and distribute worldwide, except for the Nordic countries.

It's highly conceivable that we would incur significant expense and delays in filling customer orders if the relationship with Qtek AB were terminated.

If Kitron ended its relationship with us, we would immediately revert back to manufacturing the Q4305 at our facility in Montpelier, Idaho, in order to meet short term production needs. We would also try to negotiate with Qtek AB to restructure or terminate the Qtek AB / Quintek agreement and aggressively seek another manufacturing partner as a replacement for Kitron to meet long term and large scale production needs.

Loss of the Kitron relationship would cause significant expense, delays, and
losses and could keep us from filling customer orders.   We cannot tell how
severe the losses might be, but finding another manufacturer or restarting our own manufacturing operations would have a dramatic adverse effect on our operations.

1.8  Markets

Marketing efforts are focused primarily on large companies that have the need to distribute or store engineering drawings in a condensed, archival, and eye-readable format. Associated industries include: construction, electronics, defense, automotive, machinery, amusement parks, ship building, oil refineries, utilities, railroads, government, highway and bridge construction, and aerospace.

Companies which require engineering drawings, documents, or records to be stored for over seven (7) years are considered prime prospects for the Q4300 system, regardless of the type of system used for creating or accessing the information.

We believe the market for the Q4300 system is enormous, as most companies currently generate engineering drawings and have requirements for long term storage of critical information. Further, we believe the need for long term storage of documentation will continue to grow, as advances in technology continue to drive hardware and software prices down, while improving computer processing power, flexibility, features, Internet access, and communication links.

We believe that approximately 500 million original, or master, aperture cards are printed each year, based on information from our card suppliers. We believe that the majority of engineering, construction and manufacturing companies stores some drawings and plans in a microfilm format, such as aperture cards, microfilm rolls, and microfiche.

Smaller organizations often contract with service bureaus to microfilm and archive their permanent records. Companies with operations large enough to require production of over 3,000 aperture cards per month can generally justify operating their own microfilming equipment rather than sending drawings to a service bureau for conversion. We believe that all companies that have microfilming operations, and particularly those which store drawings and plans on aperture cards, are potential customers for the 4300 system and related products.

1.9  Competition

We have both indirect and direct competition. Indirect competition presents itself in the form of paper plotters, cameras, keypunch equipment and any other product which can be used as part of the conventional aperture card production process. We believe that the combined cost of all "indirect competitive" equipment required to generate an aperture card can run from 2-3 times higher than the cost of the Q4300 system. Further, we believe that many companies with conventional aperture card equipment can normally justify purchasing a Q4300 system by simply discarding existing equipment and eliminating the ongoing expenses associated with operation and maintenance.

Direct competitors are manufactures of equipment which produce aperture cards directly from a digital data source. These include; Wicks and Wilson Limited
(WWL) (produced in England), LaserScan (produced in England), and Microbox. (produced in Germany). We believe that the aperture card plotters manufactured by all of these companies use chemicals for film development and as a result are more complex, larger, heavier, less reliable, and more expensive than the Q4300. We believe that all directly competitive products typically sell for over $75K, which includes card punch capability and 40 card./hr throughput rate as a part of the standard product. We sell our basic low speed system for $50K, with an additional $10K for card punch capability and $10K for performance improvement. This strategy allows Quintek to compete closely with competitors for high-end customers, and also provide a low-end product for customers that do not need nor want to pay for the punch or performance capability.

In the fiscal year ended June 30, 2000, the WWL aperture card equipment was distributed by Imation. In July 2000, we replaced WWL as the supplier of aperture card equipment distributed by Imation. We hope that our distribution agreement with Imation will provide competitive advantages to us in distributing our equipment. See, Section 6.1, Results of Operations, page 18.

CD-ROM technology is considered both competitive and complementary to the Q4300. It's competitive in the sense that drawing information can be digitized and stored on optical disk instead of aperture card. It's complementary because aperture cards provide a means to make optical disk information available to the outside world in an eye-readable format. Many early users of Electronic Image Management (EIM) systems are just now realizing there are some major drawbacks when it comes to long term survival of digital data on optical disk (e.g. some drives and media used seven (7) years ago are no longer available).

We believe that users of electronic media must plan on a "never ending" evolution of new media types which will need to be supported by new drives, hardware controllers, standards, specifications, and software modules. Further, we believe that paper and microfilm will not easily become obsolete because the interpretation of information on paper and microfilm is truly independent of advances in new technology and the vendors associated with supplying new technology.

Many companies are finding that a hybrid system consisting of electronic access and aperture card backup provides the optimum solution. The electronic system provides the efficiency of on-line access and the aperture card media provides an insurance policy structured to protect and complement the electronic data base. We believe that aperture card advantages include; 1) long term storage of drawing data (over 100 years life expectancy), 2) eye-readable back-up of drawing data base, 3) immunity to future changes in vendor product offerings, standards and technology, 4) better assurance of court admissibility, and 5) distribution to vendors, clients and other outside entities with non-compatible or non-electronic systems.

1.10  Customers

Our customers are generally large manufacturers or utility companies that produce complex mechanical and electrical products in a variety of industries, such as: automobile, aerospace, shipbuilding, gas and oil, railroad, defense, road construction, etc. Existing customers include: Morgan Construction, TRW, US Navy, Pacific Gas & Electric, Southern California Gas Company, Lockheed-Martin, Smiths Industries, Caltrans, Zenith Electronics, Mallory Controls, Boeing, Whirlpool, GTE Airfone, Lufkin Industries, Salt River Project, York International, Dresser Industries, Century Microfilm, Document Management Solutions, Carroll Touch, Caltrans, Duke Power,
Canadian Dept. Of Defense, Aqua-Chem, Aramco, NASA, Carolina Power & Light, Baltimore Gas & Electric, and National Machinery, among others.

These companies typically produce a myriad of products and use a documentation system based on aperture cards to maintain and store the drawings used in design, maintenance and production of their products.

In the fiscal year ended June 30, 2000, three customers each accounted for more than 10% of revenues; Lufkin Industries, BG&E, and Salt River Project. These revenues, totaling $349,205, were comprised primarily of sales of Q4300 related equipment, maintenance, software, and media.

Because our success will depend on continued expansion of sales, we do not expect to continue to receive large percentages of our business from any one customer. Our success will more likely depend on expanding sales and developing new customers than on continuing to service one or a few customers, and consequently, we do not believe that the loss of any one customer would have a long term adverse effect on our revenues or profitability.

1.11  Suppliers

Q4305 Plotters
---------------

The Q4305 plotter is manufactured by Kitron under the arrangement described in
Section 1.7, Manufacturing, page 7. The Q4305 units (about the size of a foot locker) are constructed from a variety of components, including; sheet metal pieces, metal castings, PC boards, mechanical devices, interconnect cables, optical components, and a low powered helium-neon laser. A small percentage of these parts have or shortly will become obsolete. Kitron, with Qtek's and our support, expects to continually seek second source suppliers, identify obsolete parts, find replacement parts, and redesign modules to accommodate new components. However, there is no guarantee that critical components will continue to be available to meet customer demand.

Q4305 Performance Option
------------------------

The aperture card output rate of the Q4305 unit can be increased from 15-20 cards/hour to 30-40 cards/hour by ordering the Q4305 Performance Option. This feature can be incorporated in the delivered product or made by field upgrade by exchanging the standard internal optical bedplate (about the size and shape of a VCR) with a high speed version of the optical bedplate that has the same physical and electrical footprint. The components within each bedplate type are similar and, for the most part, purchased from the same vendors. We designed, manufactured and fielded a limited number of high speed bedplates from our facility in Idaho, and have recently released the design to Kitron to incorporate into the Q4305 production line. Kitron, with Qtek's and our support, expects to continually seek second source suppliers, identify obsolete parts, find replacement parts, and redesign modules to accommodate new components used with the performance option. However, there is no guarantee that critical components will continue to be available to meet customer demand.

Q4305 Hollerith Punch
---------------------

The Hollerith punch provides the capability to print and punch indexing information on the aperture cards as a part of the Q4305's aperture card production process. The Hollerith punch can be incorporated into the original product or provided via field upgrade by exchanging the print module (about the size and shape of a small shoebox), which comes in every basic Q4305 unit, with the Hollerith punch module which has the same physical footprint and similar electrical footprint. About 30% of the components within the print module are similar to the punch module and are purchased from the same vendors. The remaining 70% of component parts are unique to the punch and purchased from a mixture of the same vendors and new vendors. We designed, manufactured and fielded a limited number of Hollerith punch modules from our facility in Idaho, and plan to release the design to Kitron to incorporate into the Q4305 production line. Kitron, with Qtek's and our support, expects to continually seek second source suppliers, identify obsolete parts, find replacement parts, and redesign modules to accommodate new components used with the Hollerith punch. However, there is no guarantee that critical components will continue to be available to meet customer demand.

Q4303 Universal Interface
-------------------------

The Q4303 is based on the standard PC platform and consists of a combination of "off the shelf " and customized hardware and software modules, including:

Hardware
- latest IBM compatible PC computer platform and monitor
- Greensheet Interface board (links the internal computer bus with the Q4305 plotter)
- network interface board

Software
- Windows 98 operating system and associated "off the shelf" utilities
- Spicer Imagenation (provides file conversions and graphics workstation)
- Quintek application (controls operation of the Q4305 plotter, operator, and user network)

With the exception of the Greensheet interface Board, we have several sources for all purchased components within the Q4303 unit. We currently have one reliable vendor for the Greensheet Board. We plan to develop alternate interface methods in the near future to reduce the risk involved with single source components.

Aperture Card Media
-------------------

A continued supply of aperture card media is crucial to the success of our business. This risk goes well beyond loss of income due to sales of cards, because without cards, our customers have no use for our equipment, services and software.

The Q4300 aperture cards are manufactured by Bell & Howell and Imation Corporation, who buy dry silver film "off the shelf" from Kodak, mount the film on blank card stock, cut and print the cards per customer instruction, pack the cards in cassettes of 250 cards per cassette, package the cassettes in light tight and moisture proof containers, and deliver the cards in cases with four cassettes per case. We are a distributor for the blank aperture cards and may purchases cards from Bell & Howell or Imation for resale to the Q4300 customer base. We believe this business is profitable for Bell & Howell and Imation and that these two companies are the only suppliers of aperture cards using dry silver film.

Dry silver film is used extensively for microfiche applications and we believe the Q4300 is the only device available today for producing aperture cards with dry silver film. If the microfiche market declines, it's conceivable that suppliers of dry silver film could discontinue supplying dry silver film products.

We believe that Kodak is the leading supplier of dry silver film and that Kodak will continue to supply dry silver film in the long term. However, there is no assurance this will happen. In the event that Kodak discontinues to supply dry silver film, it may be possible to use dry silver film produced by other vendors. However, there is no assurance that other vendors will be able to supply dry silver film which is compatible with the Q4300 system or that the quality of the film they supply will be acceptable to our customers.

In fiscal 2000, sales of aperture cards accounted for 20% of total revenues.

1.12  Regulation

Our business is not subject to any special regulatory regime, other than general laws and regulations, such as employment and safety regulations, that apply generally to manufacturers and distributors of industrial equipment.
The Q4305 unit was certified under UL, FCC, TUV, and GS standards while in production at NCR and we are in the process of transferring the UL and FCC certifications into our name. We believe that Kitron will obtain a CE certification on Q4305 units produced in their factory, and this will provide additional product certification, applying to customers in the USA and Europe. The Q4305 units produced at Kitron are expected to meet the same ISO 9000 standards for production quality and consistency as imposed on other products assembled in the Kitron factory.

U.S. and Swedish laws and regulations regarding importation, exportation, and customs will apply to any units imported from Sweden.

Item 2  Description of Property

We lease premises for our executive office in Camarillo, California, our warehouse in Montpelier, Idaho, and our sales office in Washington, D.C.

We lease 3,120 square feet for our executive offices at 537 Constitution Avenue, Suite B, Camarillo, California. The lease expires March 31, 2002, with an option to extend it for three years. Our current monthly lease rate is $2,632.

We lease 1,800 square feet of office and warehouse space at 720 N. 4th Street, Montpelier, Idaho, to store parts, conduct engineering operations, and perform small scale assembly and administrative tasks to support the Q4300 system. Our current monthly lease rate is $1,195. The lease expired on August 2000 and we are now renting on a month to month basis.

We lease 1,117 square of office space at 12500 Fair Lakes Circle, Suite 140, Fairfax, Virginia, which we used during fiscal 2000 for a sales and marketing office. The lease expires on September 30, 2003. Our current monthly lease rate is $2,599. In August 2000, we moved the sales and marketing to our Camarillo facility and closed the Fairfax office. We are negotiating with the landlord to terminate the lease, but had not reached a termination agreement as of September 29,2000.

Item 3  Legal Proceedings

At June 30, 2000, we were not involved in any legal proceedings.

Item 4  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders in the fourth quarter of the fiscal year ended June 30, 2000.

Item 5  Market for Common Equity and Related Stockholder Matters

5.1  Market for common stock

Since confirmation of the PDX plan of reorganization on January 14, 1999, our common stock has been traded on the OTC Bulletin Board (symbol QTEK). On June 30, 2000, there were three major market makers for our stock, and 204 shareholders of record holding a total of 17,911,258 outstanding shares. The high and low bid prices per share for our stock since confirmation of the PDX plan are as follows:

                                           High           Low
                                           ----           ---
1st Quarter CY99                          $1.50         $0.88
2nd Quarter CY99                          $2.32         $0.57
3rd Quarter CY99                          $2.44         $1.00
4th Quarter CY99                          $2.00         $1.06

1st Quarter CY00                          $1.88         $1.06
2nd Quarter CY00                          $1.38         $0.63
3rd Quarter CY00                          $0.94         $0.29


No market exists for the sale of any of our Warrants or debt securities, and none is expected to develop.

5.2  Dividends

We have not declared or paid any dividends to our common shareholders and do not presently intend to do so. Any future decision whether to pay dividends will depend on our financial condition and any other factors that our Board of Directors deems relevant.

5.3  Recent sales of unregistered securities

5.3.1  Securities issued in connection with the PDX Plan of Reorganization

(a) The PDX reorganization, described in Section 1.3, Organizational History, page 4, was confirmed in January 1999. The plan was structured to compensate all related parties with common stock and units. Each unit consisted of one share of common stock, one Class A warrant, one Class B warrant, one Class C warrant and one Class D warrant. PDX shareholders received unrestricted units at a ratio of one Quintek unit for 25 shares of PDX stock, resulting in a distribution of 310,535 units. PDX creditors received unrestricted Quintek units at a ratio of one Quintek unit for $3 of previous PDX debt, resulting in a net distribution of 885,549 units. Chapter 11 administrators and consultants received approximately 610,000 unrestricted Quintek shares, attorneys received 220,000 unrestricted units and market-makers received 200,000 unrestricted units.

(b) From August 1999 to April 2000, we issued 113,300 shares of common stock to 15 individuals and 8 corporations upon conversion of class I warrants for an aggregate purchase price of $113,300, or $1 per share.

(c) Between September and November 1999, we issued 125,000 shares of common stock to 14 individuals and 3 corporations in connection with the conversion of class E warrants for an aggregate purchase price of $125,000, or $1 per share.

The stock and warrants that were issued pursuant to the PDX plan of reorganization were deemed to be exempt from registration the Securities Act, under Section 1145 of the U.S. Bankruptcy Code.

In addition to our securities listed above, which were issued in exchange for PDX claims or interests, QEI shareholders received 11,096,167 shares of restricted common stock in exchange for all QEI assets and liabilities. These shares, and the stock that was issued upon conversion of the class I and class E warrants, were issued in reliance on the exemption contained in Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

5.3.2 Shares Issued in Private Placements for Cash and as Compensation for Services.

Since confirmation of the PDX plan of reorganization in January 1999, we have issued the following equity securities.

(a) In April and May 1999, we issued 65,000 shares of common stock to two corporations as compensation for consulting services valued at $35,846.

(b) In April 1999 and March 2000, we issued 116,950 shares of common stock to three corporations as compensation for consulting services valued at $115,782.

(c) Between May 1999 and April 2000, we issued 632,000 shares of common stock to four individuals upon conversion of convertible bonds at a conversion ratio of $1 per share of converted debt.

(d) From May 1999 through April 2000, we issued 77,237 shares of common stock to an attorney for legal services valued at $62,238.

(e) In June 1999, we issued 32,526 shares of common stock to two individuals upon conversion of loans to common stock at a conversion ratio of $1 per share of converted debt.

(f) In June 1999 and May 2000, we issued 43,000 shares of common stock to two individuals as compensation for capital formation services valued at $43,375.

(g) In June and July 1999, we issued 80,000 shares of common stock to three outside directors as compensation for their service on our board of directors.

(h) In May and June 1999, we issued 25,000 shares to six individuals for an aggregate purchase price of $25,000, or $1 per share.

(i) In June and October 1999, we issued 106,020 shares of common stock to two of our officers as compensation for services valued at $130,217.

(j) In July and August 1999, we issued 10,007 shares of common stock to one individual as compensation for capital formation services valued at $10,007.

(k) In July and October, 1999, we issued 75,106 shares of common stock valued at $1.00 per share to a corporation and one of its principals as compensation for marketing services.

(l) In July 1999 through June 2000, we issued 123,000 shares to four individuals and one corporation as compensation for consulting services valued at $123,000.

(m) In August, November and December 1999 and April 2000, we issued 715,000 shares of common stock to one corporation as compensation for promotional and consulting services valued at $715,000.

(n) Between October 1999 and May 2000, we issued 85,000 shares of common stock to five individuals and one corporation as compensation for promotional and consulting services.

(o) In February 2000, we issued 450,000 shares of common stock to the owner of Qtek AB to acquire additional equity securities in Qtek AB, our Swedish subsidiary.

(p) In February 2000, we issued 400,000 shares of common stock to one corporation in exchange for all of the outstanding equity securities of Juniper Acquisition Corporation, a developmental stage corporation. The transaction is described in our report on Form 8-K dated February 24, 2000.

(q) In May and June 2000, we issued 490,000 shares of common stock to four corporations as compensation for marketing services valued at $340,000.

(r) In May 2000, we issued 5,000 shares of common stock, valued at $1,685, to Microshield to acquire a 5% interest in Microshield. Microsheild is a start-up company in which Alex Black, a Quintek 10% shareholder, and Kim Kunz, a relative of two of our directors, Kurt and Kelly Kunz, have an interest.

(s) In May 2000, we issued 1,870,000 warrants to purchase common stock at $1.00 per share to 14 officers and employees as compensation for services.

The sale of the above securities were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, or, with respect to issuances to employees, directors and consultants, Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving a public offering or transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the instruments representing such securities issued in such transactions. All recipients either received adequate information about Quintek or had adequate access, through their relationships with Quintek to such information.

5.4  Description of securities

We are authorized to issue 50,000,000 shares of no par common stock and 10,000,000 shares of no par preferred stock. As of June 30, 2000, 17,911,258 shares of our common stock were issued and outstanding and no preferred stock was issued and outstanding.

5.4.1  Common stock

Each shareholder of the common stock is entitled to one vote for each share of common stock held on all matters to be voted on by our shareholders. In the election of directors, no shareholder shall be entitled to cumulate votes (i.e., cast for any one or more candidates a number of votes greater than the number of shares) unless a shareholder has given notice of the intention to cumulate votes prior to the commencement of voting. If any shareholder has given notice of the intent to cumulate votes, then each shareholder has the right to give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of shares held by the shareholder, or distributing such number of votes among as many candidates as the shareholder sees fit. Shareholders have no preemptive rights or other rights to subscribe for additional shares. There are no conversion rights, redemption rights, or sinking fund provisions with respect to shares of the common stock. Shareholders are entitled to receive dividends, when declared by our board of directors, out of funds legally available therefore, subject to the restrictions set forth in the California Corporations Code. If we were to liquidate, dissolve, or wind up, the holders of the common stock would be entitled to receive, pro rata, our net assets remaining after we satisfy our obligations with our creditors and any preferred stockholders. Under Article VII of our Articles of Incorporation, we have eliminated the potential liability of directors and indemnified our directors against any liability for monetary damages, to the extent allowed by California law. The California Corporations Code allows corporations, including our Company, to eliminate or limit the liability of directors for monetary damages except to the extent that the acts of the director are in bad faith, constitute intentional or reckless misconduct, result in an improper personal benefit, or amount to an abdication of the director's duty. The Corporations Code provisions do not affect the availability of equitable remedies against directors nor change the standard of duty to which directors are held. See, Indemnification of Directors and Officers, page 22. All outstanding shares of our common stock are fully paid and not subject to further calls or assessments.

5.4.2  Warrants

We have issued ten series of Warrants to purchase common stock. Four of these series were issued to holders of PDX claims and interests upon confirmation of the PDX plan. The remaining six series of Warrants were issued to QEI shareholders upon confirmation of the PDX Plan.

5.4.2.1  Warrant Terms and Conditions

The following provisions apply to all ten series of our Warrants:
Exercise of Warrant. Our Warrants may be exercised in whole or in part, but not for less than One thousand (1,000) Warrant Shares (or such lesser number of Warrant Shares as may at the time of exercise constitute the maximum number exercisable) and in excess of 1,000 Warrant Shares in increments of 1,000 Warrant Shares. Our Warrants are exercisable, subject to the satisfaction of applicable securities laws, at any time during the Exercise Period by the surrender of the Warrant to our Corporation at its principal office together with the Form of Exercise (provided on the warrant certificate) duly completed and executed on behalf of the Holder and accompanied by payment in full of the amount of the aggregate Exercise Price of the Warrant Shares in immediately available funds.

Fractional Interest. We are not required to issue any fractional shares on exercise of the Warrants.

Warrant Confers No Rights of Shareholder. The Holder shall not have any rights as a Shareholder of our Corporation, with regard to the Warrant Shares, prior to actual exercise resulting in the purchase of the Warrant Shares.

Reservation of Shares. We will have a sufficient number of shares of common stock authorized and reserved, at all times during the Exercise Period, for the exclusive purpose of issuance and delivery upon exercise of all outstanding Warrants.

Adjustment for Re-Classification of Capital Stock. If we, at any time during the Exercise Period, by subdivision, combination or re-classification of securities, change any of the securities to which the purchase rights under our Warrants exist under the same or different number of securities of any class or classes, our Warrants shall thereafter entitle the Holder to acquire such number and kind of securities as would have been issuable as a result of such change with respect to the Warrant Shares immediately prior to such subdivision, combination, or re-classification. If the shares of our common stock are subdivided into a greater number of shares of common stock, the purchase price for the Warrant Shares upon exercise of our Warrants shall be proportionately reduced and the Warrant Shares shall be proportionately increased; and conversely, if the shares of our common stock are combined into a smaller number of common stock shares, the price shall be proportionately increased, and the Warrant Shares shall be proportionately decreased.

Loss, Theft, Destruction or Mutilation of Warrant. Upon our receipt of reasonably satisfactory evidence as to the loss, theft, destruction or mutilation of any Warrant or stock certificate, and in case of loss, theft or destruction, of indemnity or security reasonably satisfactory, and upon reimbursement to our Corporation of all reasonable expenses incidental thereto, and upon surrender and cancellation of such Warrant or stock certificate, if mutilated, we will make and deliver a new Warrant or stock certificate of like tenor and dated as of such cancellation, in lieu of the original Warrant or stock certificate.

Assignment. With respect to any offer, sale or other disposition of our Warrants or any underlying securities, the Holder agrees to give us written notice, prior thereto, describing briefly the manner thereof, together with a written opinion of such Holder's counsel (if we request it), to the effect that such offer, sale or other distribution may be effected without registration or qualification (under any applicable federal or state law then in effect). Each Warrant thus transferred shall bear the same legends as appearing on the original or preceding Warrant.

Governing Law. Our Warrants shall be governed by and construed in accordance with the laws of the state of California applicable to contracts between California residents entered into and to be performed entirely within the State of California. Venue for any and all actions or disputes arising out of this Agreement shall be the County of Ventura, State of California.

Amendments. Certain terms of our Warrants may be amended with mutual agreement and written consent between the Holder and us.

Notices. Unless otherwise provided, any notice required or permitted under our Warrants shall be given in writing and shall be deemed effectively given upon personal delivery to the party to be notified by hand or professional courier service or five (5) days after deposit with the United States Post Office, by registered or certified mail, postage prepaid and addressed to the party to be notified at the address indicated for such party in our Corporate records, or at such other address as such party may designate by ten (10) days' advance written notice to the other parties.

Attorneys' Fees. If any action at law or in equity is necessary to enforce or interpret the terms of our Warrants, the prevailing party shall be entitled to reasonable attorneys' fees, costs and disbursements in addition to any other relief to which such party may be entitled.

Repurchase Right. We have the right to repurchase (the "Repurchase Right"), exercisable at any time during the Exercise Period, at $0.10 per share, any Warrant Shares not exercised and not purchased by Holder ("Repurchased Shares") on or before the Repurchase Date (defined below).

     a. Exercise of the Repurchase Right. The Repurchase Right shall be exercisable by written notice ("Repurchase Notice") delivered by our Corporation to the Holder prior to the expiration of the Exercise Period. The Repurchase Notice shall indicate the number of Repurchased Shares to be repurchased by our Corporation and the date ("Repurchase Date") on which the repurchase is to be effected, such date to be not less than thirty (30) days after the date of the Repurchase Notice. On the Repurchase Date, Holder shall deliver and surrender the Warrant to us, and we shall, concurrently with the receipt of the Warrant, pay to Holder in cash or cash equivalents, an amount equal to the Repurchase Price for the Repurchased Shares which are to be repurchased.

     b. Purchaser's Right To Exercise Warrant Prior To Repurchase Date. Notwithstanding delivery of the Repurchase Notice by our Company to Holder, at any time prior to the Repurchase Date, Holder may exercise the Warrant with respect to all unexercised Warrant Shares in accordance with the warrant terms.

     c. Adjustments. In the event of any adjustments, appropriate changes to reflect the adjustment shall be made to the number of Warrant Shares subject to the Repurchase Right and to the Repurchase Price to be paid by our Corporation upon the exercise of the Repurchase Right in order to reflect the effect of any such Adjustment.

5.4.2.2  Warrants to PDX Claimants

The series A, B, C and D Warrants were issued to the unsecured creditors and the shareholders of PDX pursuant to the PDX Plan of Reorganization. Each of the A, B, C, and D Warrants entitles the holder to receive one share of our common stock for each Warrant share on payment of the Warrant exercise price. A total of 7,196,816 A, B, C and D Warrants were issued to PDX creditors and shareholders on confirmation of the Plan, of which 5,364,403 remained outstanding at June 30, 2000. The following shows the terms for each class of
Warrants:

                                    Warrants Issued       Warrant Outstanding
Series   Strike price  Exp Date     (Original Issue)      (as of 6/30/00)
------   ------------  --------     ----------------      -------------------
Class A     $1.00      01/14/00 [1]     1,821,704                   --
Class B     $2.00      01/14/00 [2]     1,791,704            1,781,029
Class C     $3.00      01/14/01         1,791,704            1,791,687
Class D     $4.00      01/14/01         1,791,704            1,791,687

Notes:

[1] The Class A warrants were extended at the original strike price until April 14, 2000, prior to their expiration on April 14, 2000.

[2] The Class B warrants were extended at a strike price of $1.25 until October 31, 2000.

5.4.2.3  Warrants Issued to QEI Shareholders

Under the PDX Plan and subsequent issuances, a total of 9,718,475 Series E, F, G, H, I, J Warrants were issued to investors and QEI shareholders in exchange for all of the assets and liabilities of QEI, of which a total of 9,431,162 warrant shares remained outstanding as of June 30, 2000. The following shows the terms for each class of Warrants:

                                    Warrants Issued       Warrant Outstanding
Series   Strike price  Exp Date     (Original Issue)      (as of 6/30/00)
------   ------------  --------     ----------------      -------------------
Class E     $1.00      03/31/01           812,544              687,544
Class F     $2.00      03/31/00           812,544              812,544
Class G     $3.00      10/01/01         1,026,844            1,026,844
Class H     $4.00      10/01/02         1,026,844            1,026,844
Class I     $1.00      03/31/01 [1]     2,744,199            2,581,886
Class J     $1.00      01/14/04         3,295,500            3,295,500

Notes:

[1] The Class I warrants were extended at the original strike price until October 1, 2000.


The Series E through J Warrants were issued as a part of the Plan of Reorganization but are not included under Section 1145 of the Bankruptcy Code since QEI shareholders were not claimants to the debtor. Therefore, the Series E through J Warrants and the underlying common stock cannot be sold unless they are registered under the Securities Act of 1933 or unless some exemption is available, such as Rule 144 of the Act.

5.5  Preferred stock

No preferred stock is outstanding at present, but if we decide to issue preferred stock in the future it could affect the rights of existing common stockholders. Our board of directors is authorized, without further action by stockholders, to issue the preferred stock in one or more series and to fix the dividend rights, dividend rate, conversion rights, voting rights, rights and terms and conditions of redemption (including sinking fund provisions), preemptive rights, liabilities, liquidation preferences and other rights, qualifications, limitations and restrictions of any wholly unissued series of preferred stock, together with the designation of each series and the number of shares to constitute the series. The board of directors, without shareholder approval, can issue preferred stock with voting and conversion rights which could adversely affect the voting power of the holders of common stock. This could dilute the voting strength of the holders of the common stock and may help our management impede a takeover or attempted change in control.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

6.1  Results of operations

Our revenues totaled $934,214 and $638,526 for the twelve months ended June 30, 2000 and 1999, respectively, an increase of $295,688 (46%) in 2000 due primarily to an increase in equipment sales and to a lessor extent, sales of aperture cards and software, service revenue, and equipment rental fees.

For the twelve months ended June 30, 2000 and 1999, cost of sales was $743,906 and $674,429, respectively, an increase of $69,477 (10%). Our cost of sales for both periods consisted mostly of labor and production costs. Cost of sales and gross margin in 1999 were greatly affected by a reserve for obsolescent inventory that was established in that year.

Operating expenses totaled $6,363,949 for the twelve-month period ended June 30, 2000 as compared to $5,501,574 for the prior twelve-month period. The $862,375 (16%) increase in operating expenses is due primarily to a $1,607,431 increase in fundraising expenses, a $1,017,478 increase in consulting, a $1,131,716 increase in legal and accounting expenses, which more than offsets the significant reduction in directors' compensation and other officer and employee expenses.

We incurred acquisition expenses of $600,000 and $1,701,394 in the twelve months ended June 30, 2000 and 1999, respectively. In the year ended June 30, 1999, we acquired Pacific Diagnostics Technologies ("PDX"), which was a publicly held shell corporation that had filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. We acquired PDX as part of the confirmation of PDX's plan of reorganization. The acquisition was made in order to facilitate the establishment of a public trading market for our stock.

In the quarter ended March 31, 2000, we acquired Juniper Acquisition Corporation, a blank check corporation that was registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. We incurred acquisition expenses of $600,000 in the nine months ended March 31, 2000 in connection with the Juniper acquisition. We acquired Juniper in order to comply with the OTC Bulletin Board requirement that all issuers must be registered with the SEC under the Exchange Act, in order to continue to be quoted on the OTC Bulletin Board.

On July 11, 2000 we announced a strategic alliance with Imation Corp, a supplier of data storage and information management, color management, and imaging solutions. Imation, which prior to July 2000 distributed the equipment made by Wicks and Wilson, one of our primary competitors, was a spin-off of Minnesota Mining and Manufacturing (3M). Imation was formed in June 1996, keeping the original 3M film and engineering products/services and leaving the parent company with a variety of products related to bonding and coating. Imation Corp had revenues of $1.4 billion and employed approximately 4,850 people as of Dec. 31, 1999.

Our distribution and marketing agreement allows Imation to sell, install and service our Q4300 Aperture Card Imaging System under a worldwide distribution program. It is probable that Imation's market leadership, global distribution network, and customer service capabilities can dramatically enhance our market presence and provide customers with worldwide access to the Q4300 technology. Imation has an installed base of clients, estimated at over 5,000 companies, currently using wet film technology for producing aperture cards. Imation plans to market the Q4300 system to these clients as a replacement for this chemical-based equipment. We expect to generate significant earnings from sales of equipment, software, services, and spare parts to these clients.

Since the alliance was formed, Imation has initiated manufacturing of Q4300 aperture card media, purchased a Q4300 demo system, combined the Q4300 with their own system, initiated manufacturing of Q4300 aperture card media, and initiated an aggressive road show program to demonstrate the combined products in 8 major US cities to an estimated 800 clients during months of September and October 2000. Response to the Q4300 has been reported as very positive as of September 29, 2000. Imation expects to conduct future marketing programs of this nature.

The arrangement with Imation is non-exclusive, which allows us to also sell the Q4300 productline through existing distribution channels (e.g. direct sales agents, VARs, system integrators, government procurement vehicles, etc.).

6.2  Liquidity and capital resources

We have historically financed operations from the sale of common stock and the conversion of common stock Warrants. At June 30, 2000, we had cash on hand of $9,355 and working capital of $(813,323) as compared to cash on hand of $39,064 and working capital of $(954,679) at year-end, June 30, 1999.

Net cash used in operating activities of $1,239,118 for the twelve months ended June 30, 2000, is attributable primarily to operating losses as adjusted for stock issued for services of $2,416,975, stock issued for services of $2,934,295, options issued for services of $56,190, and depreciation of $49,524.

Net cash used in investing activities of $28,612 for the twelve months ended June 30, 2000 consists of collections on notes receivable from stockholders netted against purchases of fixed assets.

Net cash provided by financing activities of $1,238,021 for the twelve months ended June 30, 2000 represents cash received from the exercise of common stock Warrants of $1,211,806, cash received from repayment of stockholder loans of $30,000, and other miscellaneous adjustments.

We believe that the receipt of net proceeds from the sale of the common stock and the exercise of common stock Warrants plus cash generated internally from sales will be sufficient to satisfy our future operation, working capital and other cash requirements for the remainder of the fiscal year. We believe that we have sufficient internal and external resources to fund current operations, develop new or enhanced products and/or services, and to respond to competitive pressures and acquire complementary products, businesses or technologies. However, we have yet to operate at a profit and do not know when we may do so. Accordingly, we may require continued funding from sales of our securities, and we cannot be sure that we will be able to raise sufficient funds to continue operations. Our audit for the years ended June 30, 2000 and 1999, contained a going concern qualification.

Item 7  Financial Statements

See, pages F-1,  et seq., included herein.

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective February 25, 2000, we dismissed Brown, Armstrong, Randall, Reyes, Pauldin & McCown Accountancy Corporation (Brown Armstrong) as its independent public accountants. Our board of directors ratified the decision to dismiss Brown Armstrong on March 2, 2000.

We had retained Brown Armstrong to audit and report on our financial condition for the fiscal years ended June 30, 1999 and 1998. At the date of their dismissal, the audits were incomplete and no such reports had been made. Therefore, no such reports contained any opinion, adverse opinion or disclaimer of an opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements between our company and Brown Armstrong on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Brown Armstrong, would have caused Brown Armstrong to make reference to the matter in their reports.

During our two most recent fiscal years and the subsequent interim period through February 25, 2000, Brown Armstrong did not advise us with respect to any of the matters listed in paragraphs (a)(1)(v)(A) through (D) of Item
304 of Regulation S-K.

Item 9  Directors, Executive Officers, Promoters and Control Persons

9.1  Board of directors and executive officers

Our board of directors consists of three members, each of whom serve three year terms. The following is a summary description of our directors and executive officers:

Tom Sims, President & CEO, Chairman
-----------------------------------

Mr. Sims, 49, co-founder of QEI in 1991, has served as our President, CEO, and Chairman since QEI's inception and continued in this role following the merger with PDX. Prior to QEI/Quintek, Tom was involved with system engineering, corporate development, and strategic positioning at two start-up companies:
Alpharel and PMT Corporation. While at Alpharel, Tom played a key role in pioneering, developing and marketing technologies required for Electronic Information Management Systems (i.e. scanners, plotters, optical disk storage, network communication, etc). Tom held the positions of Design Engineer, Project Engineer, Program Manager, and VP of Operations while working for Bunker Ramo (1973-1985), Alpharel (1985-1990), and PMT (1990-1991) and was
responsible for the management and development of complex electronic systems for radar DOA analysis, radar signature analysis, automatic test equipment, high speed recording and scanning equipment (roll film and aperture card), and software for data compression. Tom received his BS degree in Electronics Engineering Technology from the University Of Southern Colorado in 1973.

We have a key man life insurance policy on Tom Sims, in the amount of $1 million, payable to our Company as the beneficiary .

Kurt Kunz, VP Engineering, Director
-----------------------------------

Mr. Kunz, 40, co-founder of QEI in 1991, has served as our Vice President of Engineering and Corporate Director since QEI's inception and continued in this role following the merger with PDX. Prior to QEI, Kurt held the positions of Software Design Engineer, Mechanical Design Engineer, Systems Engineer and Engineering Manager at three high tech companies; QED Systems (1986-1987), Alpharel(1987-1990), and PMT (1990-1991). Kurt received his BS degree in Mechanical Engineering from the University of Utah in 1986.

Tom Salahub, VP Sales and Marketing, Director
---------------------------------------------

As of June 30, 2000, Mr. Salahub, 59, served as our Vice President of Sales & Marketing and Corporate Director. Prior to joining us in May 1998, Mr. Salahub held positions of Software Engineer, Systems Engineer, Digital Engineer, Program Manager, VP of Business Development, VP of Sales and Marketing and Executive Vice President from 1966 - 1998 for several large companies, including; Litton, Macrodata, Teledyne, Dynamic Science Corporation, Alpharel, Cincinnati Bell Information Systems, Imix, and Dyn Solutions. Mr. Salahub attended Long Beach College, Pierce College, and Los Angeles Valley College between 1963 and 1966.

As a result of the distribution partnership established with Imation in July 2000, we determined that the large scale direct sales force under evolution at our Fairfax facility was no longer necessary for meeting our long term sales objectives. As a result, Mr Salahub resigned from his position as our VP
Sales & Marketing and Director, effective as of August 15, 2000. The direct sales and marketing operation was streamlined and moved to the Camarillo facility. The transition was structured to fully maintain the continuity and integrity of past direct sales efforts. In submitting his resignation, Mr. Salahub expressed no disagreement with us on any matter relating to our operations, policies or practices.

Kelly Kunz - VP Manufacturing, Director
---------------------------------------

Mr. Kunz currently serves as our VP of Manufacturing and Corporate Director. Prior to joining us in 1997, Kelly held positions in manufacturing, engineering, and management while working for BYU Motion Picture Studios, A.C. Electronics, Lane TV and Electronics, N. E. Wolff, and Montpelier School District. Kelly received his Associate of Arts Degree in Electrical Engineering from Ricks College in 1975 and his Bachelor of Science Degree from Idaho State University in 1989.

Susan Woodruff - Controller
---------------------------

Ms. Woodruff has served as our Controller since 1998. Prior to joining us, Susan held positions of Senior Accountant, Controller, and Firm Administrator, while at MENU Corporation (1980 - 1985). Jack Rouse & Son (1986 -1987), Zivetz, Schwartz & Saltsman CPA's (1987- 1992), and Deems and Carpenter (1992-
1997). Susan attended Colorado State University and Emporia State University and is a California Certified Income Tax Preparer. Susan was a director of the Los Angeles Business Counsel from 1995 to 1996 and served as Chairwoman of the Business and Finance Committee from 1995 to 1997. She also served with the California CPA Society Firm Administrators Association for 1990.
Catherine Sims - Corporate Secretary
------------------------------------

Mrs. Sims, 50, has served as our Corporate Secretary since QEI's inception and continued in this role following the merger with PDX, with the exception of the time period between February 1998 and October 1999. Mrs Sims has taken courses on corporate secretary duties and responsibilities and received her AA degree in Nursing from Ventura college in 1985. Catherine is the wife of Tom Sims, our President & CEO.

Teresa Kunz - Corporate Treasurer
---------------------------------

Mrs. Kunz, 39, has served as our Corporate Treasurer since QEI's inception and continued in this role following the merger with PDX. Mrs Kunz received her AA degree in accounting from Ricks College in 1981. Teresa is the wife of Kurt Kunz, our Vice President of Engineering and Director and sister-in-law of Kelly Kunz, Vice President and Director.

9.2  Compensation of Directors

All of our directors are full time employees of Quintek. Because we have no independent directors, we pay no compensation to any director for their service on the board over and above their employment compensation.

9.3  Management Committees

We have not established audit, compensation or executive committees.

9.4  Indemnification of Directors and Officers

Pursuant to Section 317 of the California Corporations Code, we may indemnify any person who was or is a party or is threatened to be made a party to any proceeding (other than an action by or in the right of the corporation to procure a judgment in its favor) by reason of the fact that he or she is or was our officer, director, employee or other agent, against expenses, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with such proceeding, if he or she acted in good faith and in a manner such person reasonably believed to be in the best interests of our corporation and, in the case of a criminal proceeding, had no reasonable cause to believe the conduct of such person was unlawful. In addition, we may indemnify, subject to certain exceptions, any person who was or is a party or is threatened to be made a party to any threatened, pending, or completed action by or in the right of our Company to procure a judgment in its favor by reason of the fact that such person is or was our officer, director, employee or other agent, against expenses actually and reasonably incurred by such person in connection with the defense or settlement of such action if such person acted in good faith, in a manner such person believed to be including reasonably inquiry, as an ordinarily prudent person in a like position would use under similar circumstances, provided that court approval is obtained in the case of an adverse judgment or settlement. We must advance expenses incurred by an officer or director in defending any proceeding prior to final disposition upon receipt of an undertaking to repay, unless it shall be determined ultimately that the officer or director is entitled to indemnification.

Article VII of our Articles of Incorporation requires that we indemnify our officers and directors to the maximum extent permitted by California law and authorizes us to indemnify our officers and directors in excess of the provisions of Section 317 of the California Corporations Code.

The Securities and Exchange Commission has stated that, in its opinion, agreements to indemnify corporate officers and directors against violations of federal securities laws are void because they are against public policy.

Item 10  Executive Compensation

None of our executive officers received a total annual salary and bonus of more than $100,000 for the year ended June 30, 2000. The following table summarizes the yearly compensation of our President for the three years ended June 30, 2000.

                      Annual Compensation     Long Term Compensation
-----------------------------------------------------------------------------------
                                                           Securities
                               Other Annual   Restricted   Underlying    All Other
Executive    Year    Salary    Compensation  Stock Awards  Options (#)  Compensation

Tom Sims,    2000    $60,000    $6,293(1)     $10,000(4)   285,000(2)    $2,527
President    1999    $60,000    $7,765(1)            --                  $4,748
             1998    $60,000    $4,177(1)     $10,467(3)                 $2,146

(1) These amounts represent the Company's payments to purchase an automobile for Mr. Sims for business and personal use.

(2) Includes 35,000 options granted to Mr. Sims' wife, who is also our corporate secretary.

(3) No market existed for Quintek common stock prior to January 14, 1999. In 1998, Mr. Sims received 1,046,755 shares of common stock, respectively, as part of an informal stock incentive plan. The shares were valued at $0.01 per share on the date of these awards.

(4) This represents an issuance of 10,000 shares of restricted stock valued at $1.00 per share.


Stock Options Granted in Fiscal 2000

The following table lists the stock options granted to Mr. Sims, our chief executive officer, in the fiscal year ended June 30, 2000. No stock appreciation or similar rights were granted to any officers or directors in fiscal 2000.

                             Individual Grants
----------------------------------------------------------------------------------
 (a)             (b)                   (c)                 (d)             (e)
          Number of Securities   % of Total Options
          Underlying Options    Granted to Employees  Exercise or Base  Expiration
Name            Granted            Fiscal Year        Price ($/Share)      Date
----------------------------------------------------------------------------------
Tom R.
Sims*         285,000               14%                 1.00         Jan. 14, 2004

* Includes 35,000 options granted to Mr. Sims' wife, who is also our corporate secretary.

Aggregated 1999 Option Exercises and Year-End Values

The following table summarizes the number and value of all unexercised stock options held by Mr. Sims at June 30, 2000. No stock appreciation or similar rights were exercised during or remained outstanding at the end of Fiscal 2000.

----------------------------------------------------------------------------------
 (a)             (b)             (c)               (d)               (e)
                                               Number of
                                               Securities           Value of
                                               Underlying       Unexercised In-the
                                             Unexercised Options  Money Options
                                                at 6/30/00 (#)      at 6/30/00
                                                                      ($)
          Shares Acquired                       Exercisable/      Exercisable/
Name         on Exercise   Value Realized($)    Unexercisable     Unexercisable
----------------------------------------------------------------------------------
Tom R.
Sims*             0              $0                285,000/0        $0/$0**


* Includes options and shares granted to Mr. Sims' wife, who is also our corporate secretary.

** Based on a closing bid price on the OTC Bulletin Board on June 30, 2000, of $0.625.


We have reserved 1,000,000 shares of common stock for issue pursuant to options to be granted under a employee incentive plan. The incentive plan was adopted by the board of directors in late 1999, but it has not yet been adopted by our shareholders. We expect to present the incentive plan to our shareholders for approval at the 2000 annual shareholders' meeting, as required to qualify as an incentive plan under Section 422 of the Internal Revenue Code. No shares have yet been awarded under the plan.

Item 11  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the ownership of our common stock, as of June 30, 2000, by our directors, named executive officer Tom Sims, and by one shareholder who owned more than 5% of the outstanding shares. This information was given to us by the transfer agent and the numbers are based on definitions found in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934.

On June 30, 2000, 17,911,258 shares of our common stock were outstanding.

                                                        Shares Owned
Director , Officer or Shareholder                  Number            Percent
---------------------------------                  ------            -------

Tom Sims, President, CEO and Chairman (1), (4)     1,603,327          8.81%

Kurt Kunz, VP Engineering and Director (2), (4)    1,853,000          10.20%

Kelly Kunz, VP Manufacturing and Director (3), (4)   501,248           2.76%

Tom Salahub, VP Sales & Marketing and Director (4)   990,000           5.37%

Alex Black (5)                                     2,300,000          11.67%

All directors and the named officer as a group (4) 4,947,575          25.75%
(4 persons)

(1) Includes 1,227,000 shares beneficially owned by a family trust for Tom Sims, his wife, Catherine, and their children, 31,327 shares owned by Tom Sims, and 60,000 shares owned by Catherine Sims. Catherine Sims serves as our corporate secretary.

(2) These shares are beneficially owned equally by Kurt Kunz, his wife,
Teresa, and their children.   Teresa Kunz serves as our corporate Treasurer.

(3) These shares are beneficially owned equally by Kelly Kunz and his wife and their children.

(4) Includes options and warrants to purchase shares by directors, officers and their spouses exercisable within 60 days after June 30, 2000, as follows:
Tom and Catherine Sims   285,000; Kurt and Teresa Kunz   250,000; Kelly Kunz
250,000; Tom Salahub   520,000.

(5) Includes warrants to purchase 1,800,000 shares of common stock.

Item 12  Certain Relationships and Related Transactions

We have made unsecured loans to our directors and officers, listed below. These loans were all renegotiated as of June 30, 1999. The current loan terms each provide that they are due in 20 years, on June 30, 2019. They bear interest at 4% per annum. Each officer is obligated to pay $100 per month until the loan matures and to pay the remaining unpaid balance in one balloon payment on June 30, 2019. At June 30, 1999, and June 30, 2000, the following amounts of principal and interest on these loans were unpaid:

                                     6/30/99               6/30/00
                            ---------------------   -------------------
Tom Sims                    $          180,279      $          181,792
Kurt Kunz                   $           53,802      $           53,616
Kelly Kunz                  $            7,971      $            7,421
Tom Salahub                 $           42,512      $           27,353

These loans were not made in arms-length negotiations between us and the borrowers. The borrowers could not have obtained unsecured loans on similar terms from unrelated third parties. Because of the unsecured nature and length of these loans, they have been discounted by $253,243 (93.7%) on our financial statements . See, Note 4 to our Financial Statements for the Years ended June 30, 2000 and 1999. To the extent that the interest rate, maturity and other terms of these loans are more favorable than could be obtained from third parties, the benefit received by the directors and officers can be considered additional compensation to them.

Item 13  Exhibits and Reports on Form 8-K

13.1  Exhibits

2.1 Agreement and Plan of Reorganization between Quintek Technologies, Inc., and Juniper Acquisition Corporation (incorporated by reference to Exhibit 2.1 to the Form 8-K dated February 24, 2000).

3.1  Articles of Incorporation.

3.2  Bylaws.

10.1 Cooperation Agreement between Quintek Electronics, Inc., Qtek Aperture AB, and Bofors AB, Missiles Production (November 21, 1997).

10.2 4300 License Agreement between Quintek Technologies, Inc. and Qtek Aperture Card AB (January 18, 2000).

10.3 Additional Agreement between Quintek Technologies, Inc. and Qtek Aperture Card AB (January 18, 2000).

27.1  Financial Data Schedule.

13.2  Reports on Form 8-K

On April 24, 2000, we filed an amendment to a previously filed 8-K, which had reported the acquisition of Juniper Acquisition Corp. The amendment provided our financial statements for the year ended June 30, 2000, and pro forma financial statements for the combined entities, as required by Item 7 of Form 8-K.

We filed an 8-K dated July 31, 2000, subsequent to the close of the fiscal year, to announce the extension of the expiration date of our class B warrants to October 31, 2000.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    QUINTEK TECHNOLOGIES, INC.


Date:
                                    ------------------------------------------
                                    Tom Sims, President

                      QUINTEK TECHNOLOGIES, INC.

                         Financial Statements
                       As of June 30, 2000 and 1999
                 Together with Independent Auditor's Report

                        CARPENTER KUHEN & SPRAYBERRY

                        INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Quintek Technologies, Inc.
Camarillo, California


We have audited the accompanying balance sheet of Quintek Technologies, Inc., as of June 30, 2000, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Quintek Technologies, Inc., as of June 30, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern; however, the Company has experienced losses from operations and substantial doubt exists as to its continuation as a going concern. Continuation is dependent upon the success of future operations. Management's plans in regard to those matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Oxnard, California
September 15, 2000

                         QUINTEK TECHNOLOGIES, INC.

                        Balance Sheet - June 30, 2000


          Assets

Current Assets:
     Cash                                                        $      9,355
     Accounts receivable (net of allowance for doubtful                34,077
       accounts of $0)
     Inventory                                                        202,812
     Other current assets                                              26,379
                                                                  -----------
             Total current assets                                     272,623

Property and Equipment, at Cost:
     Equipment                                    $       138,881
     Computer and office equipment                         65,295
     Furniture and fixtures                                33,518
                                                   ---------------

                                                          237,694

     Less - Accumulated depreciation                     (141,678)
                                                   ---------------

                                                           96,016
     Leased property under capital lease - net of
     accumulated amortization                               8,584     104,600
                                                   ---------------

Other Assets:
     Deposits                                               9,663
     Intangible assets (net of accumulated amortization
       of $40,919)                                         95,148
     Employee receivables, net                             17,912
     Idle property                                         98,019     220,742
                                                   --------------- ----------
                                                                  $   597,965
                                                                  -----------
                                                                  -----------


   The accompanying notes are an integral part of the financial statements.

   Liabilities and Stockholders' Deficit

Current Liabilities:
     Accounts payable                                             $   486,369
     Payroll and payroll taxes payable                                 63,111
     Payroll taxes assumed in merger                                  182,839
     Accrued interest payable                                          69,301
     Other current liabilities                                         42,227
     Current portion of obligations under capital lease                 3,328
     Convertible bonds                                                171,041
     Unearned revenue                                                  37,730
     Notes payable - related parties                                   30,000
                                                                   ----------

          Total current liabilities                                 1,085,946

Obligations Under Capital Lease                                         3,156

Commitments And Contingencies                                              --

Stockholders' Deficit:
     Common stock - par value $.01
       Authorized - 50,000,000 shares
       Issued and outstanding - 17,911,258 shares     $   179,113
     Additional paid-in capital                        18,463,679
     Retained deficit                                 (19,133,929)  (491,137)
                                                      ------------  ---------

                                                                   $  597,965
                                                                   ==========

                          QUINTEK TECHNOLOGIES, INC.

                           Statements of Operations
                  For the Years Ended June 30, 2000 and 1999


                                                      2000            1999

Sales                                             $   934,214     $   638,526

Cost of Sales                                         743,906         674,429
                                                  ------------    -----------

          Gross margin                                190,308        (35,903)

Operating Expenses:
   Selling, general, and administrative expenses    1,012,679       1,216,995
   Stock-based compensation for services            5,351,270       4,284,579
                                                  -----------     -----------

                                                    6,363,949       5,501,574
                                                  -----------     -----------
          Loss from operations                   (6,173,641)      (5,537,477)
                                                 -----------      -----------

Other Income (Expense):
     Other income                                     7,216            7,214
     Gain on investment                               3,420              570
     Gain on sale of fixed assets                     2,584               --
     Acquisition expense                           (600,000)      (1,701,394)
     Interest expense                               (51,860)         (75,238)
     Interest income                                     --           10,786
     Royalty income                                      --            3,305
                                                   ---------      -----------

                                                   (638,640)      (1,754,757)
                                                   ---------      -----------

          Net loss before income taxes            (6,812,281)     (7,292,234)

Provision for Income Taxes                             2,400             800
                                                   ---------      -----------

          Net loss                                $ (6,814,681) $ (7,293,034)
                                                  ============= =============

Net Loss Per Share:
     Basic and diluted                            $     (0.43)  $      (0.65)


   The accompanying notes are an integral part of the financial statements.

                       QUINTEK TECHNOLOGIES, INC.

                   Statements of Stockholders' Deficit
                For the Years Ended June 30, 2000 and 1999

                                                                   Total
                    Common Stock    Additional     Retained     Stockholders'
               --------------------
                  Shares    Amount   Paid-in       Deficit      Deficit
                                     Capital
               ----------   -------  ---------    -----------   ------------
Balance,       9,694,420  $  96,944 $ 4,683,512  $ (5,026,214) $  (245,758)
June 30, 1998

Stock          4,049,080     40,491   6,957,979            --    6,998,470
issuances

Stock           (450,000)    (4,500)    (81,000)           --      (85,500)
redemption

Net loss             --          --          --     (7,293,034)  (7,293,034)
              ----------   --------   ----------   ------------  -----------

Balance,     13,293,500     132,935   11,560,491   (12,319,248)    (625,822)
June 30, 1999

Stock         4,617,758      46,178    6,903,188            --    6,949,366
issuances

Net loss             --          --           --    (6,814,681)  (6,814,681)
              ----------   --------   ----------   ------------  -----------

Balance,     17,911,258   $  179,113 $ 18,463,679 $ (19,133,929) $ (491,137)
June 30,     ----------    --------   ----------   ------------  -----------
2000         ----------    --------   ----------   ------------  -----------

   The accompanying notes are an integral part of the financial statements.

                       QUINTEK TECHNOLOGIES, INC.

                        Statements of Cash Flows
               For the Years Ended June 30, 2000 and 1999


                                                         2000        1999

Cash Flows from Operating Activities:
  Net loss                                        $ (6,814,681) $ (7,293,034)
  Adjustments to reconcile net loss to net cash used
  in operating activities-
     Depreciation and amortization                      49,524        58,817
     Stock issued in merger with Pacific Diagnostic         --     1,676,381
      Technologies
     Common stock issued for services                2,416,975     4,284,579
     Warrants issued for services                    2,934,295            --
     Stock options issued for services                  56,190            --
     Gain on sale of fixed assets                      (2,584)            --
     Gain on investment                                (3,420)          (570)
  Net change in operating assets and liabilities      124,583         178,465
                                                    ----------     ----------
          Net cash used in operating activities    (1,239,118)    (1,095,362)
                                                    ----------     ----------

Cash Flows from Investing Activities:
     Borrowings (payments) on employee receivables      9,056         (3,708)
     Purchase of fixed assets                         (37,668)       (28,144)
                                                    ----------     ----------

          Net cash used in investing activities       (28,612)       (31,852)
                                                    ----------     ----------

Cash Flows from Financing Activities:
     Proceeds from issuance of common stock         1,211,806        755,500
     Proceeds from the issuance of convertible             --        435,000
       bonds
     Principal payments on obligations under           (3,785)        (3,107)
       capital leases
     Net change in note payable - related party        30,000        (22,000)
                                                    ----------     ----------

          Net cash provided by financing             1,238,021      1,165,393
            activities
                                                    ----------     ----------
Net Increase (Decrease) in Cash                       (29,709)         38,179

Cash, Beginning of Year                                39,064             885
                                                    ----------     ----------

Cash, End of Year                                   $   9,355      $  3 9,064


  The accompanying notes are an integral part of the financial statements.

                           QUINTEK TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


(1)  Summary of Accounting Policies

This summary of accounting policies of Quintek Technologies, Inc. ("the Company") is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

a)   Nature of Business
     The Company was originally incorporated under the laws of the state of California on April 16, 1993, as Quintek Electronics, Inc. On January 14, 1999, the Company merged with Pacific Diagnostic Technologies, Inc. in a business combination accounted for as a purchase. The acquisition took place under a plan of reorganization. Quintek Electronics, Inc. ("QEI") became public when it was acquired by Pacific Diagnostic Technologies, Inc. ("PDX") through a reverse merger and Chapter 11 Plan of Reorganization. Under the plan, all assets of QEI were sold to PDX, all PDX management resigned once the Plan was confirmed, and QEI's management and operating plan were adopted by the new operating entity. Shortly after the confirmation of the plan, the name of the reorganized debtor was changed to Quintek Technologies, Inc. ("QTI"). QTI assumed the assets, liabilities, technology and public position of both QEI and PDX. At the time of the merger, PDX was a non-operating public entity and QTI has no intention of carrying on the former operations of PDX.

     The plan was structured to compensate all related parties with common stock and units. Each unit consisted of one share of common stock, one Class A warrant, one Class B warrant, one Class C warrant and one Class D warrant. PDX shareholders received unrestricted units at a ratio of one QTI unit for 25 shares of PDX stock, resulting in a distribution of 310,535 units. PDX creditors received unrestricted QTI units at a ratio of one QTI unit for $3 of previous PDX debt, resulting in a net distribution of 885,549 units. Chapter 11 administrators and consultants received approximately 610,000 unrestricted QTI shares, attorneys received 220,000 unrestricted units and market-makers received 200,000 unrestricted units. QEI shareholders received 11,096,167 shares of restricted common stock.

     On February 24, 2000, the Company acquired all of the outstanding common stock of Juniper Acquisition Corporation ("Juniper"). For accounting purposes the acquisition has been treated as a recapitalization of the Company with the Company as the acquirer (reverse acquisition). The historical financial statements prior to February 24, 2000 are those of the Company.

                           QUINTEK TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                (Continued)

(1)  Summary of Accounting Policies (Continued)

a)   Nature of Business (continued)
     The Company was established for the primary purpose of developing, manufacturing, and distributing the 4300 Aperture Card Imaging System technologies, used for recording digital images on aperture card media ("the 4300 system"). Aperture cards are small, rectangular cards each of which contain a 35mm strip of microfilm which is used for storing visual information. The 4300 system is intended to eliminate the problems of conventional aperture card manufacturing by producing aperture card media with a chemical free process. The chemistry and fumes involved with conventional photographic film development may be hazardous and the waste material resulting from the chemical process may be considered hazardous material. The Company's 4300 system does not use a chemical process and does not produce any hazardous material.
b)   Basis of Accounting

     The Company reports on the accrual basis of accounting for both financial statement and income tax purposes. Revenue from product sales is recognized upon shipment of the product. Revenue from services is recognized as the service is provided using the straight-line method over the life of the contract. A related liability is recorded for the unearned portion of service revenue received.

c)   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d)   Major Customers

     The Company had three customers that each accounted for more than 10 percent of revenue. For the year ended June 30, 2000, revenues from the Company's major customers amounted to approximately $141,700, 122,300, and $85,000, respectively. Accounts receivable from these major customers amounted to approximately $7,900 at June 30, 2000. For the year ended June 30, 1999, revenues from the Company's two major customers amounted to approximately $137,000 and $215,600. Accounts receivable from these major customers amounted to approximately $2,100 and $53,100 at June 30, 1999.

                           QUINTEK TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                (Continued)

(1)  Summary of Accounting Policies (Continued)


e)   Major Suppliers

     There are currently only two known suppliers of aperture cards that use dry silver film. A continued supply of aperture card media is crucial to the success of the Company because without cards, customers have no use for the Company's equipment, services and software.

f)   Concentration of Credit Risk - Cash

     The Company maintains its cash balances in various financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At various times throughout the year ended June 30, 2000, the Company has maintained balances in excess of federally insured limits.

g)   Accounts Receivable

     The Company considers accounts receivable to be fully collectible, accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

h)   Inventory

     Inventory consists of aperture cards, parts and supplies, and completed machines, and is stated at the lower of cost or market. Cost is determined on a FIFO (first-in, first-out) basis.

     Inventories are summarized as follows at June 30, 2000:

              Machines                           $      103,768
              Parts and supplies                        343,973
              Aperture cards                              2,715
                                                 --------------
                                                        450,456
              Reserve for obsolescence                 (247,644)
                                                 ---------------
                                                 $      202,812
                                                 ===============

                           QUINTEK TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                (Continued)

(1)  Summary of Accounting Policies (Continued)

i)   Property, Equipment, and Depreciation

     Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight line and accelerated methods over the following estimated useful lives:

                                                  Estimated
                 Asset Classification             Useful Life

               Equipment                              5 Years
               Computer and office equipment        3-5 Years
               Furniture and fixtures                 7 Years

Expenditures for maintenance and repairs are charged against operations when incurred. Major renewals and betterments are capitalized.

j)   Intangible Assets

     The cost of patents and purchased proprietary processes acquired are being amortized using the straight-line method over their remaining useful lives, ranging from 7 to 14 years.

k)   Payroll Taxes Assumed in Merger

     The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance at June 30, 2000 is $182,839.

l)   Equity Method of Accounting for Investments

     Investments in companies in which the Company has a 20% to 50% interest are carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses.

m)   Research and Development

     Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to operations for the years ended June 30, 2000 and 1999 were $80,170 and $175,165, respectively.

n)   Advertising

     The Company expenses advertising costs as they are incurred.

                           QUINTEK TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                (Continued)

(1)  Summary of Accounting Policies (Continued)

o)   Income Taxes

     Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. The Company has a deferred tax asset due to net operating loss carryforwards and temporary taxable differences due to stock-based compensation for income tax purposes. The deferred tax asset is $3,807,391 at June 30, 2000; however, due to the ongoing nature of the losses and the potential inability of the Company to ever realize the benefit, a valuation allowance has been established for 100% of the deferred tax asset. If the Company achieves profitability at a future date, some or all of the deferred tax benefit may be realized. At June 30, 2000, the Company's available federal net operating loss carryforwards totaled $13,788,643, and California net operating loss carryforwards totaled $14,364,522. The loss carryforwards will expire at various dates through the year 2020.

     The components of the deferred income tax assets as of June 30, 2000 are as follows:

          NOL carryforwards                   $ 3,147,647
          Stock-based compensation                659,744
          Valuation allowance                  (3,807,391)
                                              ------------
                                              $        --
                                              ============


     Differences between the provision for income taxes and income taxes at the statutory federal income tax rate are as follows:

                                      2000                  1999
       Income tax at statutory
         federal rate            $   777,106   15.00%  $   997,140   15.00%
       State income taxes            502,385    8.84%      642,696    8.84%
       Change in valuation
         allowance                (1,279,491) (22.50)%   (1,639,836) (22.50)%
                                 ------------           ------------

                                 $        --      -- %  $        --       -- %
                                 ============           =============

                           QUINTEK TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                (Continued)

(1)  Summary of Accounting Policies (Continued)

p)   Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of SFAS 123, Accounting for Stock-Based Compensation. Under APB 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

     The Company's board of directors authorized a stock award and long-term incentive plan which includes stock appreciation rights and certain stock incentive awards. Nothing has been issued under the plan and the plan has not been approved by the shareholders as of June 30, 2000.

q)   Net Loss Per Share

     Basic net loss per share is based on the weighted average number of common shares outstanding of 15,843,499 and 11,193,294 at June 30, 2000 and 1999, respectively. The basic and diluted earnings per share calculations are the same because potential dilutive securities would have had an antidilutive effect.

     Securities that were not included in the earnings per share calculation because they were antidilutive consist of the convertible bonds, stock options, and warrants.

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

     Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company believes that the receipt of net proceeds from the sale of the common stock and the exercise of common stock warrants plus cash generated internally from sales will be sufficient to satisfy future operation, working capital and other cash requirements for the remainder of the fiscal year. The Company believes that they have sufficient internal and external resources to fund current operations, develop new or enhanced products and/or services, and to respond to competitive pressures and acquire complementary products, businesses or technologies.

                           QUINTEK TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                (Continued)

(2)  Going Concern (Continued)

     On July 11, 2000 the Company announced a strategic alliance with Imation Corp ("Imation"), our former competitor and a supplier of data storage and information management, color management, and imaging solutions.

     The Company's distribution and marketing agreement allows Imation to sell, install and service the Q4300 Aperture Card Imaging System under a worldwide distribution program. It is probable that Imation's market leadership, global distribution network, and customer service capabilities can dramatically enhance the Company's market presence and provide customers with worldwide access to the Q4300 technology. Imation has an extensive installed base of clients currently using wet film technology for producing aperture cards. Imation plans to market the Q4300 system to these clients as a replacement for this chemical-based equipment. The Company expects to generate significant earnings from sales of equipment, software, and spare parts to Imation clients.

     Since the alliance was formed, Imation has purchased a Q4300 demo system, combined it with their own system, initiated manufacturing of Q4300 aperture card media, and initiated an aggressive road show program to demonstrate the products in 8 major cities throughout the USA, with an estimated audience of over 800 clients total. Due to the success of this program, the Company anticipates that Imation will launch future marketing programs of this nature.

     The arrangement with Imation is non-exclusive, which allows the Company to also sell the Q4300 productline through existing distribution channels (e.g. direct sales agents, VARs, system integrators, government procurement vehicles, etc.).

(3)  Leased Property under Capital Lease

     The Company leases office equipment under capital leases. The economic substance of these lease agreements is that the Company is financing the acquisition of these assets through the leases and, accordingly, they are recorded in the Company's assets and liabilities.

     The following is an analysis of the leased property under capital lease:

                                                          2000

          Furniture, machinery and equipment         $    18,585
          Less accumulated amortization                  (10,001)
                                                     -------------
                                                     $     8,584
                                                     =============

                           QUINTEK TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                (Continued)

(3)  Leased Property under Capital Lease (Continued)

                                                          2000

          Net minimum lease payments                 $     6,858
          Less - Amount representing interest               (374)
                                                     -------------
           Present value of net minimum lease
                payments                             $     6,484
                                                     =============

     The following is a schedule by years of future minimum lease payments required under the leases:

           Years ended June 30, 2001                 $     3,328
                                2002                       3,077
                                2003                          79
                                                     -------------
                                                     $     6,484
                                                     =============

(4)  Employee Receivables

     Notes receivable from officers, unsecured,
       due on June 30, 2019, plus interest at 4%.    $   235,909

     Notes receivable from employees, unsecured,
       due on June 30, 2019, plus interest at 4%.         49,778
                                                     -------------
                                                         285,687
     Less valuation allowance                           (267,775)
                                                     -------------
                                                     $    17,912
                                                     =============

(5)  Idle Property

     Idle property consists of furniture and equipment acquired in the merger with Pacific Diagnostic Technologies, Inc. The property has been recorded at its estimated net realizable value. The Company intends to sell the assets at a future date.

(6)  Investment

     The investment held by the Company consists of a 49% ownership interest in Qtek Aperture Card AB, a Swedish corporation. The investment is accounted for on the equity method.

                           QUINTEK TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                (Continued)

(6) Investment (Continued)

     Pertinent financial information for the Company as of June 30, 2000 and 1999, is as follows:

                                                     2000            1999
Balance sheet:
           Assets                                $  155,892       $  141,415
                                                 ===========      ===========

           Liabilities                           $   95,891       $  132,989
      Equity                                         60,001            8,426
                                                 -----------      -----------

                                                 $  155,892       $  141,415
                                                 ===========      ===========

Income statement:
      Revenues                                   $  285,600       $  154,522
      Expenses                                     (278,621)        (153,359)
                                                 -----------      ------------

           Net income                                 6,979            1,163
                                                 x      49%       x       49%
                                                 -----------      -----------

     Company's share of net income               $    3,420       $      570
                                                 ===========      ============

(7)  Convertible Bonds

               Convertible bonds consists of the following:

     Bonds payable with interest at 9%, due on various
       dates in 2001, convertible to shares of common
       stock in increments of $1,000 or more at the rate
       of $1.00 per share.                                        $  129,900

     Bonds payable with interest at 12%, due July 2000,
       convertible to shares of common stock in increments
       of $500 or more at the rate of $.75 per share.                 41,141
                                                                  -----------

                                                                  $  171,041
                                                                  ===========

                           QUINTEK TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                (Continued)

(8)  Notes Payable   Related Parties

                                                                      2000
     Notes payable to related parties, due on demand,
       secured by accounts receivable, plus interest at 12%.      $   30,000
                                                                  ===========

(9)  Commitments and Contingencies

a)   Operating Leases

     The Company leases its office facilities under a non-cancelable operating lease that requires total monthly rental payments of $2,632. The lease expires on March 31, 2002 with an option to extend the lease an additional 36 months. The lease contains a rental payment escalation clause.

     On July 1, 1999, the Company entered into a long-term non-cancelable operating lease of its facilities in Virginia. The lease requires monthly rental payments of $2,599 and carries an escalation clause of 3.5% per year. The lease expires September 2003.

     On August 1, 1999, the Company entered into a long-term non-cancelable operating lease of its facilities in Idaho. The lease requires monthly rental payments of $1,195 and carries an option to purchase the facilities at the end of the lease term. The lease expires July 31, 2000.

     For the years ended June 30, 2000 and 1999, rent expense for this operating lease totaled $55,279 and $29,936, respectively.

     Minimum future rental payments under the non-cancelable operating leases are as follows:

           Years ended June 30, 2001                 $    49,502
                                2002                      46,279
                                2003                      35,184
                                2004                       8,947
                                                     -------------
                                                     $   139,912
                                                     =============

                           QUINTEK TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                (Continued)

(9)  Commitments and Contingencies (Continued)

b)   Pending and Threatened Litigation

     In the schedule of claims attached to the bankruptcy petition of Pacific Diagnostic Technologies, Inc., a lessor of a telephone system was listed as being owed $6,800. The lessor did not challenge the amount listed, but instead proceeded against the lease guarantor, a third party. The Company verbally promised to indemnify the lease guarantor and the lessor asserted a claim for an amount in excess of $50,000 against the Company as indemnitor. The Company contends that its verbal promise to act as surety for the debt of another is unenforceable under the statute of frauds. Accordingly, the Company does not expect the claim to have a material effect on the financial statements and no provision for loss has been made.

c)   Purchase Obligation

     The Company has established a licensing agreement with Qtek Aperture Card AB ("Qtek"). Under the agreement the Company is required to purchase at least 30 of the 4305 units at approximately $18,000 each before June 30, 2004. As of June 30, 2000, the Company had purchased 13 units under the agreement.

d)   Acquisition of Juniper

     The Company paid $200,000 in cash and 400,000 of common stock (the "Exchange Shares") to the former shareholder of Juniper, TPG Capital Corporation ("TPG"). Per the agreement with TPG, the Company must include the Exchange Shares in its first registration statement. Alternatively, TPG may require the Company to register the Exchange Shares at any time provided the Company is reimbursed for legal services related to the filing.

     At February 24, 2001, the number of Exchange Shares shall be increased, if required, so that the number of Exchange Shares multiplied by the average closing bid price of the Company's common stock for the 30 days immediately prior to February 24, 2001, shall equal a value of $500,000. Also, at February 24, 2001, the Company may elect, but is not required, to purchase all (but not less than all) of the Exchange Shares then held by TPG for $600,000. The Company will receive a credit in full toward the purchase price for the net proceeds received by TPG from any sales of the Exchange Shares prior to that date, provided that in no case shall the purchase price be less than zero.

                           QUINTEK TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                (Continued)

(10) Stockholders' Deficit

a)   Common Stock and Warrants

     The Company has authorized 50 million shares of $0.01 par value common stock. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares. At June 30, 2000 there were 17,911,258 shares of common stock issued and outstanding.

     During the year ended June 30, 1999 the Company issued warrants in connection with its Plan of Reorganization and in connection with the issuance of restricted common stock. Upon surrender of a warrant, the holder is entitled to purchase one share of the Company's common stock at the strike price. For each class, the number of warrants outstanding, the strike price and the expiration dates are as follows:

     Class B   1,781,029 warrants on non-restricted stock with a strike price of $2.00 per share, expiring on January 14, 2001.

     Class C   1,791,687 warrants on non-restricted stock with a strike price of $3.00 per share, expiring on January 14, 2001.

     Class D   1,791,687 warrants on non-restricted stock with a strike price of $4.00 per share, expiring on January 14, 2001.

     Class E   687,544 warrants on restricted stock with a strike price of
     $1.00 per share, expiring on October 1, 2000.

     Class F   812,544 warrants on restricted stock with a strike price of
     $2.00 per share, expiring on October 1, 2000.

     Class G   1,026,844 warrants on restricted stock with a strike price of
     $3.00 per share, expiring on October 1, 2001.

     Class H   1,026,844 warrants on restricted stock with a strike price of
     $4.00 per share, expiring on October 1, 2002.

     Class I   2,581,886 warrants on restricted stock with a strike price of
     $1.00 per share, expiring on July 1, 2000.

     Class J   3,295,500 warrants on restricted stock with a strike price of
     $1.00 per share, expiring on January 14, 2004.

                           QUINTEK TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                (Continued)

(10) Stockholders' Deficit (Continued)

b)   Common Stock Reserved

     At June 30, 2000, common stock was reserved for the following reasons:

Conversion of bonds                                         171,041 shares
                  Exercise of stock options               2,015,000 shares
                  Exercise of common stock warrants      14,795,565 shares

c)   Stock Option Agreements

     The Company has granted fixed employee stock-based compensation options. The fixed option agreements typically have a maximum term of 5 years and are fully vested at the date of grant.

     The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:

                                                         Fixed
                                                        Options
                                                      ------------

          Dividend yield                                    0.00%
          Risk-free interest rate                           6.27%
          Expected life                                        5 Years
          Expected volatility                             112.20%

     Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been reduced as follows:

              Net loss:
              ---------
              As reported                         $ (6,814,681)
                                                  =============

              Pro forma                           $ (8,399,508)

                           QUINTEK TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                (Continued)

(10) Stockholders' Deficit (Continued)

c)   Stock Option Agreements (continued)


          Diluted loss per share:
                  As reported                        $       (0.43)
                                                     ===============

                  Pro forma                          $       (0.53)
                                                     ===============

     The following is a schedule of the weighted average exercise price and weighted average fair value in accordance with SFAS 123:

                                          Weighted               Weighted
                                          Average                Average
                                        Exercise Price        Exercise Price
                                        --------------        --------------
      Exercise price:
        Equals market price                 $1.00                  $0.81
        Exceeds market price                $3.00                  $0.81
        Less than market price              $  --                  $  --

     The Company applies APB Opinion 25 in accounting for its fixed stock compensation. Compensation cost charged to operations for the year ended June 30, 2000 was $56,190.

     Following is a summary of the status of the stock option agreeements during the year ended June 30, 2000:

                                         Number of            Weighted Avg.
                                          Shares              Exercise Price
                                        --------------        --------------
     Outstanding at July 1, 1999                   --                     --

     Granted                                2,015,000                   1.01
     Exercised                                     --                     --
     Forfeited                                     --                     --
                                        --------------
       Outstanding at June 30, 2000         2,015,000                   1.01
                                        ==============
    Options exercisable at June 30, 2000    2,015,000                   1.01

                           QUINTEK TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                (Continued)

(10)  Stockholders' Deficit (Continued)

c)   Stock Option Agreements (continued)

     Following is a summary of the status of the stock option agreements outstanding at June 30, 2000:

                                       Weighted Average
                                          Remaining         Weighted Average
    Exercise Price Range   Number      Contractual Life      Exercise Price
-----------------------------------------------------------------------------
      $1.00 - 4.00        2,015,000        41 Months              $1.01


(11) Related Party Transactions

     During the year ended June 30, 2000, the Company sold aperture cards to Qtek Aperture Card AB, a related party, for $27,720. Additionally, during the year ended June 30, 2000, the Company purchased eight machines at a total cost of $157,440. These prices represents the retail price less the normal discount given to third-party dealers.

(12) StatementS of Cash Flows   Supplemental Disclosures

     The net changes in operating assets and liabilities shown on the statement of cash flows consist of the following:

                                                     2000            1999
         (Increase) Decrease:
Accounts Receivable                             $   47,261      $   (45,421)
           Inventory                                23,752          (94,819)
           Other current assets                     (4,909)         (21,472)
           Deposits                                 (6,553)            (407)
         Increase (Decrease):
Accounts Payable                                   115,999          169,192
           Payroll and payroll taxes payable         8,846            5,440
           Payroll taxes assumed in merger         (22,779)         205,618
           Accrued interest payable                 11,948            9,685
           Other current liabilities               (43,345)          35,859
           Unearned revenue                         (7,618)          14,790
                                                -------------   -----------
                                                $  124,583      $   178,465
                                                =============   ===========

                           QUINTEK TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                (Continued)

(12)  Statements of Cash Flows - Supplemental Disclosures (continued)

                                                         2000            1999
         Operating activities reflect:

Interest paid                                        $   51,860     $   75,238
                                                     ==========     ==========

Income taxes paid                                    $       --     $       --
                                                     ==========     ==========

     For the year ended June 30, 2000, the Company had non-cash financing transactions related to the conversion of bonds into common stock for $330,100.

     For the year ended June 30, 1999, the Company had non-cash financing transactions related to conversion of bonds into common stock for $80,762 and the conversion of loans into common stock for $105,840.

(13) Subsequent Events

     Subsequent to June 30, 2000, the Company has issued 749,054 shares of common stock. In addition the Company has issued 236,000 class J warrants on restricted stock with a strike price of $1.00 per share, expiring on Jaunary 14, 2004.

     The class B, E, F, and I warrants were extended to December 31, 2000. The strike price will remain at $1.25, $1, $2, and $1, respectively.

     The convertible bonds payable of $41,141, due July 2000, were extended to July 2001 with the same terms. On July 31, 2000 a $30,000 convertible bond was issued that was converted to 100,000 common shares on September 27, 2000. Additionally, three other bonds were issued in September 2000 totaling $35,000 with interest at 9% and conversion rates from $0.38 to $0.44.