Form 10QSB
period 2000-09-30
QUINTEK TECHNOLOGIES INC
filed 2000-11-21
CIK 1107714

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

                               Quarterly Report
       Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the period ended September 30, 2000

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

On September 30, 2000, 17,398,819 shares of the issuer's common stock were outstanding.



             Securities registered pursuant to Section 12(b) of the Act:
                                     None

                   Securities registered to Section 12(g) of the Act:
                         Common Stock, par value $.01 per share
                                (Title of Class)

                                Table of Contents


Part I.  Financial Information............................................2
   Item 1.  Financial Statements..........................................2
   Item 2.  Management's Discussion and Analysis..........................8
Part II. Other Information................................................9
   Item 3.  Changes in Securities and Use of Proceeds.....................9
   Item 4.  Exhibits and Reports on Form 8-K.............................10
Exhibits.................................................................10
Reports on Form 8-K......................................................10
Signatures...............................................................11

Part I.  Financial Information

Item 1.  Financial Statements

                              QUINTEK TECHNOLOGIES, INC.

                                   Balance Sheet
                                September 30, 2000
                                    (Unaudited)

                                       Assets
Current Assets:
   Accounts receivable
    (net of allowance for
    doubtful accounts of $0)                                $    44,016
   Inventory                                                    237,923
   Other current assets                                          27,729
                                                            -------------
          Total current assets                                  309,668

Property and Equipment, at Cost:
   Equipment                                $   138,881
   Computer and office equipment                 70,895
   Furniture and fixtures                        32,536
                                            -----------
                                                242,312

   Less - Accumulated depreciation             (170,705)
                                            -----------
                                                 71,607
   Leased property under capital
     lease - net of accumulated amortization      5,558          77,165
                                            -----------
Other Assets:
   Deposits                                       9,663
   Intangible assets (net of accumulated
    amortization of $20,467)                    115,600
   Employee receivables, net                     22,965
   Idle property                                 98l,019        246,247
                                            -----------     -----------
                                                            $   633,080
                                                            ===========

  The accompanying notes are an integral part of these financial statements

                           Liabilities and Stockholders' Deficit

Current Liabilities:
   Bank overdraft                                           $     5,194
   Accounts payable                                             556,216
   Payroll and payroll taxes payable                            120,184
   Payroll taxes assumed in merger                              179,385
   Accrued interest payable                                      73,554
   Obligations under capital lease                                8,336
   Other current liabilities                                     44,278
   Convertible bonds                                            206,041
   Unearned revenue                                              39,944
   Note payable - related party                                  30,000
                                                            -----------
          Total current liabilities                           1,263,132

Stockholders' Deficit:
   Common stock - par value $.01
    Authorized - 50,000,000 shares
    Issued and outstanding - 18,660,312
    shares                                  $    186,603
   Additional paid-in capital                 18,813,576
   Retained deficit                          (19,580,231)
                                            -------------
                                                (580,052)
   Less subscriptions receivable                  50,000
                                            -------------
          Total stockholder's deficit                          (630,052)
                                                            ------------
                                                            $   633,080
                                                            ===========

  The accompanying notes are an integral part of these financial statements

                             QUINTEK TECHNOLOGIES, INC.

                              Statements of Operations
               For the Three Months Ended September 30, 2000 and 1999
                                   (Unaudited)

                                                    Three Months Ended
                                                   ------------------------
                                                       2000        1999
                                                   ------------ ------------
                                                   (Unaudited)  (Unaudited)
SALES                                              $     34,638 $    120,063
COST OF SALES                                            39,191       75,413
                                                   ------------ ------------
    Gross margin                                         (4,553)      44,650

OPERATING EXPENSES                                      441,267    1,141,780
                                                   ------------ ------------
    Loss from operations                               (445,820)  (1,097,130)
                                                   ------------ ------------

OTHER INCOME (EXPENSE)
   Other income                                           7,807        2,844
   Interest expense                                      (7,489)     (19,327)
                                                   ------------ ------------
                                                            318      (16,483)
                                                   ------------ ------------
    Net loss before taxes                              (445,502)  (1,113,613)

PROVISION FOR INCOME TAXES                                  800          800
                                                   ------------ ------------
    Net loss                                        $  (446,302) $(1,114,413)
                                                   ============ ============

NET LOSS PER SHARE:
   Basic and diluted                                $     (0.02) $     (0.08)
                                                   ============ ============

  The accompanying notes are an integral part of these financial statements

                          QUINTEK TECHNOLOGIES, INC.
                           Statements of Cash Flows
               For the Three Months Ended September 30, 2000 and 1999
                                 (Unaudited)

                                                    Three Months Ended
                                                   ------------------------
                                                       2000        1999
                                                   ------------ ------------
                                                   (Unaudited)  (Unaudited)

Net Cash Used in Operating Activities              $  (154,369) $  (19,165)

Net Cash Used In Investing Activities                   (6,532)    (18,871)

Net Cash Provided by Financing Activities              146,352       1,467
                                                   -----------  -----------

Net Decrease in Cash                                   (14,549)    (36,569)

Cash, Beginning of Period                                9,355      39,064
                                                   -----------  -----------

Cash (Bank Overdraft), End of Period               $   (5,194)  $    2,495
                                                   ===========  ===========

  The accompanying notes are an integral part of these financial statements

                         Quintek Technologies, Inc.
                     Notes to the Financial Statements
                             September 30, 2000
                                  (Unaudited)

(1)   Basis of Presentation

      In the opinion of management, the accompanying unaudited financial statements of Quintek Technologies, Inc. (the Company) include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of September 30, 2000, the results of operations for the three months ended
      September 30, 2000 and 1999, and cash flows for the three months ended September 30, 2000 and 1999. The results of operations for the three months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

      On July 11, 2000 the Company announced a strategic alliance with Imation Corp ("Imation"), a former competitor and a supplier of data storage and information management, color management, and imaging solutions.

      The Company's distribution and marketing agreement allows Imation to sell, install and service the Q4300 Aperture Card Imaging System under a worldwide distribution program. It is possible that Imation's market leadership, global distribution network, and customer service capabilities could enhance the Company's market presence and provide customers with worldwide access to the Q4300 technology.
      Imation has an extensive installed base of clients currently using wet film technology for producing aperture cards. Imation plans to market the Q4300 system to these clients as a replacement for this chemical-based equipment. The Company expects to generate significant earnings from sales of equipment, software, and spare parts to Imation clients.

      Since the alliance was formed, Imation has purchased a Q4300 demo system, combined it with their own system, initiated manufacturing of Q4300 aperture card media, and initiated an aggressive road show program to demonstrate the products in eight major cities throughout the USA, with an estimated audience of over 800 clients total. If the program is successful, the Company anticipates that Imation may launch future marketing programs of this nature.

                         Quintek Technologies, Inc.
                     Notes to the Financial Statements
                             September 30, 2000
                                  (Unaudited)
                                  (Continued)

(2)   Going Concern (Continued)

      The arrangement with Imation is non-exclusive, which allows the Company to also sell the Q4300 productline through existing distribution channels (e.g. direct sales agents, VARs, system integrators, government procurement vehicles, etc.).

(3)   Net Loss per Share

      Basic net loss per share is based on the weighted average number of common shares outstanding of 18,099,888 and 14,378,512 for the three month periods ended September 30, 2000 and 1999, respectively. The basic and diluted earnings per share calculations are the same because potential dilutive securities would have had an antidilutive effect.

      Securities that were not included in the earnings per share calculation because they were antidilutive consist of the convertible bonds and warrants.

(4)   Inventory

      Inventory consists of aperture cards, parts and supplies, and completed machines, and is stated at the lower of cost or market. Cost is determined on a FIFO (first-in, first-out) basis.

          Inventories are summarized as follows at September 30, 2000:

              Machines                           $    103,768
              Parts and supplies                      381,799
                                                 ------------
                                                      485,567
              Reserve for obsolescence               (247,644)
                                                 ------------
                                                 $    237,923
                                                 ============

Item 2.  Management's Discussion and Analysis

1.1   Results of operations

Our revenues totaled $34,638 and $120,063 for the three months ended September 30, 2000 and 1999, respectively, a decrease of $85,425 (71%) in 2000 due primarily to a decrease in equipment sales. We sold no Q4300 Aperture Card Imaging Systems in the quarter ended September 30, 2000, compared to sales of one system in the same quarter for 1999.

For the three months ended September 30, 2000 and 1999, cost of sales was $39,191 and $75,413, respectively, a decrease of $36,222 (48%). Our cost of sales for both periods consisted mostly of labor and production costs. Cost of sales and gross margin in 1999 were greatly affected by a reserve for obsolescent inventory that was established in that year.

Operating expenses totaled $441,265 for the three-month period ended September 30, 2000 as compared to $1,141,780 for the prior three-month period. The $700,515 (61%) decrease in operating expenses is due primarily to a $379,264 decrease in fundraising expenses, and a $385,001 decrease in bankruptcy expenses, which more than offsets the increases in several various expenses.

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

Our distribution and marketing agreement allows Imation to sell, install and service Quintek's Q4300 Aperture Card Imaging System under a worldwide distribution program. It is probable that Imation's market leadership, global distribution network, and customer service capabilities can dramatically enhance our market presence and provide customers with worldwide access to the Q4300 technology. Imation has an installed base of clients, estimated at over 5,000 companies, currently using wet film technology for producing aperture cards. Imation plans to market the Q4300 system to these clients as a replacement for this chemical-based equipment.

Since the alliance was formed, Imation has initiated manufacturing of Q4300 aperture card media, purchased a Q4300 demo system, combined the Q4300 with their own system, and initiated an aggressive traveling demonstration program. Subsequent to September 30, 2000, Imation purchased three additional Q4300 systems for resell to near term clients. We believe that a significant number of additional orders will follow as a result of these sales and marketing efforts.

The arrangement with Imation is non-exclusive, which allows us to also sell the Q4300 productline through existing distribution channels (e.g. direct sales agents, VARs, system integrators, government procurement vehicles,
etc.).   In the quarter ended September 30, we closed our sales office in the
Washington, D.C., area, and transferred all or our company's sales functions to our executive office in Camarillo, California.

1.2   Liquidity and capital resources

Our financial statements contain a "going concern" qualification because of our history of financial losses. For the near term, these losses likely will continue. We cannot predict when, if ever, we will generate revenues in excess or our operating costs. We have historically financed operations from the sale of common stock and the conversion of common stock Warrants. It will be necessary to raise additional cash from the sale of securities in order to continue our operations, and we cannot be sure that we will be able to sell enough securities to sustain our need for operating capital. At September 30, 2000, we had a bank overdraft of $5,194 and working capital of $(945,128) as compared to cash on hand of $2,495 and working capital of $(982,548) at quarter-end, September 30, 1999. We have eliminated the overdraft problem recorded on September 30, 2000 and currently maintain a positive cash position from sales of securities and products. We have received new orders for seven
(7) additional Q4300 systems since June 30, 2000 and expect to deliver these products and record the sales in the current quarter.

Net cash used in operating activities of $154,369 for the three months ended September 30, 2000, is attributable primarily to operating losses as adjusted for stock issued for services of $208,309, warrants issued for services of $106,768, and depreciation of $8,462.

Net cash used in investing activities of $6,532 for the three months ended September 30, 2000 consists of purchases of fixed assets and shareholder borrowings on notes receivable.

Net cash provided by financing activities of $146,352 for the three months ended September 30, 2000 represents cash received from the issuance of common stock of $109,500, borrowing on convertible bonds of $35,000, and other miscellaneous adjustments.

We believe that the receipt of net proceeds from the sale of the common stock and the exercise of common stock Warrants plus cash generated internally from sales will be sufficient to satisfy our future operation, working capital and other cash requirements for the remainder of the fiscal year. We believe that we have sufficient internal and external resources to fund current operations, develop new or enhanced products and/or services, and to respond to competitive pressures and acquire complementary products, businesses or technologies. However, we have yet to operate at a profit and do not know when we may do so. Accordingly, we will require continued funding from sales of our securities, and we cannot be sure that we will be able to raise sufficient funds to continue operations. Our audit for the years ended June 30, 2000 and 1999, contained a going concern qualification.

Part II. Other Information

Item 3.  Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities

From June 30, 2000, to September 30, 2000, we issued 989,054 shares of our common stock in transactions that were not registered under the Securities Act of 1933. The following securities were issued, as described below, in a series of privately negotiated transactions in reliance on the exemption from registration requirements contained in Section 4(2) of the Securities Act of 1933.

(a) In September 2000, we issued a convertible bond with a face value of $15,000, interest rate of 9% per annum, and conversion rate of 40 cents per share to one private investor. A total of 37,500 shares of underlying restricted common stock are held in reserve to facilitate the conversion option.

(b) In September 2000, we issued convertible bonds with a face value of $25,000, interest rate of 9% per annum, and conversion rate of 38 cents per share to two individuals. A total of 65,790 shares of underlying restricted common stock are held in reserve to facilitate the conversion option.

(c) In September 2000, we issued 100,000 shares of common stock to one individual after he executed his option to convert a convertible bond into stock. The bond had a conversion rate of 30 cents per share and a face value of $30,000.

(d) In July and August 2000, we issued 220,000 Class J warrants to three different companies as compensation for investor relation services.

(e) In July 2000, we issued a total of 16,000 Class J warrants to three individuals as incentive for extending loan agreements totaling $40,000.

(f) In July, August and September 2000, we issued a total of 477,000 shares of restricted stock with a market value of $129,218 to three individuals and two companies as compensation for consulting, corporate promotion, and investor relation services.

(g) In September 2000, we sold 4,688 shares of common stock to one individual at a price of 32 cents per share.

(h) In September 2000, we sold a total of 40,000 shares of common stock to two individuals at a price of 40 cents per share.

(i) In July and September 2000, we issued 75,000 shares of common stock with a market value of $19,010 to one company as compensation for consulting services and generating a research report on our company.

(j) In September 2000, we issued 42,000 shares of common stock, with a market value of $15,750, to one individual as compensation for efforts relating to sales and marketing of our products.

(k) In July 2000, we issued 6,000 shares of common stock, with a market value of $ 4,125, to two individuals as incentive for extending loan agreements.

Between June 30, 2000, and September 30, 2000, Quintek issued the following shares to warrant holders pursuant to the exercise of warrants that had been issued as part of the confirmed plan of reorganization of Quintek's predecessor, Pacific Diagnostic Technologies, Inc., under Chapter 11 of the U.S. Bankruptcy Code. The shares of stock that were issued on exercise of the warrants were exempt from the registration requirements of the Securities Act of 1933 under Section 1145 of the Bankruptcy Code.

(l) In September 2000, we issued 30,000 shares of common stock to one individual upon exercise of his Class B warrants under a special agreement. The agreement allowed reduction of the strike price to 40 cents per share under the condition that the individual must purchase an equal number of shares of restricted common stock, if requested by Quintek, within 6 months at the price of 25 cents per share. Cash was received as consideration for this transaction.

(m) In September 2000, we issued 50,000 shares of common stock to one individual upon exercise of his Class B warrants under a special agreement. The agreement allowed reduction of the strike price to 40 cents per share under the condition that the individual purchase an equal number of shares of restricted common stock, if requested by Quintek, within 6 months at the price of 25 cents per share. A secured note was received as consideration for this transaction.

(n) In September 2000, we issued 150,000 shares of common stock to one individual upon exercise of his Class B warrants under a special agreement. The agreement allowed reduction of the strike price to 30 cents per share under the condition that the individual purchase an equal number of shares of restricted common stock, if requested by Quintek, within 6 months at the price of 20 cents per share. A secured note was received as consideration for this transaction.

Item 4.  Exhibits and Reports on Form 8-K

Exhibits

27.1 Financial Data Schedule

Reports on Form 8-K

We filed no reports on Form 8K during the three month period ended September 30, 2000.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            QUINTEK TECHNOLOGIES, INC.


Date: November 21, 2000                     /s/ Thomas W. Sims
                                            ----------------------------------
                                            Thomas W. Sims, President
                                    11