Form 10QSB
period 2000-12-31
QUINTEK TECHNOLOGIES INC
filed 2001-02-22
CIK 1107714

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

                             QUARTERLY REPORT
  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended December 31, 2000

                        QUINTEK TECHNOLOGIES, INC.
          (Exact name of registrant as specified in its charter)

CALIFORNIA                       000-29719           77-0505346
(State or other jurisdiction of (Commission         (IRS Employer
incorporation or organization   File Number)        Identification No.)


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

On February 21, 2001, 21,509,985 shares of the issuer's common stock were outstanding.



        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                   None

            SECURITIES REGISTERED TO SECTION 12(G) OF THE ACT:
                  Common Stock, par value $.01 per share
                             (Title of Class)

                              TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION..............................................1


 Item 1.  Financial Statements .............................................1


 Item 2.  Management's Discussion and Analysis .............................7


PART II. OTHER INFORMATION..................................................8


 Item 3.  Changes in Securities and Use of Proceeds ........................8


 Item 4.  Exhibits and Reports on Form 8-K ................................10


SIGNATURES.................................................................10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                     QUINTEK TECHNOLOGIES, INC.

                                                           BALANCE SHEETS
                                                               ASSETS

                                                      DEC. 31,      June 30,
                                                        2000          2000
                                                     (Unaudited)
CURRENT ASSETS:
           Cash                                  $   24,810     $     9,355
           Accounts receivable (net of allowance
           for doubtful accounts of $0)             387,707          34,077
           Inventory                                146,326         202,812
           Other current assets                       3,790          26,379
                                                 ----------      ----------
                 Total current assets               562,633         272,623
                                                 ----------      ----------
PROPERTY AND EQUIPMENT, AT COST:
              Equipment                             138,881         138,881
              Computer and office                    70,895          65,295
              Furniture and fixtures                 32,536          33,518
                                                 ----------      ----------
                                                    242,312         237,694

              Less - Accumulated depreciation      (175,155)       (141,678)
                                                 ----------      ----------
                                                     67,157          96,016

              Leased property under
              capital lease - net of
              accumulated amortization                5,131           8,584
                                                 ----------      ----------
                                                     72,288         104,600

OTHER ASSETS:
         Deposits                                    29,922           9,663
         Intangible assets (net of accumulated
         amortization of $22,750 and $40,919,
         respectively)                              113,317          95,148
         Employee receivables, net                   13,260          17,912
         Idle property                               98,019          98,019
                                                 ----------      ----------
                                                    254,518         220,742
                                                 ----------      ----------
                                                 $  889,439      $  597,965
                                                 ==========      ==========


    The accompanying notes are an integral part of these financial statements

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

                                           DEC. 31,      June 30,
                                             2000          2000
                                          (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                       $  480,991    $  486,369

  Payroll and payroll taxes payable          97,153        63,111

  Payroll taxes assumed in merger           166,079       182,839

  Factoring payable                         141,361            --

  Accrued interest payable                   74,133        69,301

  Current portion of obligations under        7,930         3,328
  capital lease

  Other current liabilities                  68,654        72,227

  Convertible bonds                         236,041       171,041

  Unearned revenue                           48,883        37,730
                                         -----------    ----------
          Total current liabilities       1,321,225     1,085,946
                                         -----------    ----------

OBLIGATIONS UNDER CAPITAL LEASE                  --         3,156
                                         -----------    ----------

STOCKHOLDERS' DEFICIT:
  Common stock - no par value
  Authorized - 50,000,000 shares
  Issued and outstanding - 20,108,325       201,083       179,113
  and 17,911,258
  Additional paid-in capital             19,056,779    18,463,679

  Retained deficit                      (19,578,574)  (19,133,929)
                                         -----------    ----------

                                           (320,712)     (491,137)
    Less subscriptions receivable          (111,074)          --
                                         -----------    ----------

             Total stockholders' deficit   (431,786)     (491,137)


                                         $    889,439     $ 597,965

    The accompanying notes are an integral part of these financial statements

                                                     QUINTEK TECHNOLOGIES, INC.

                                                      STATEMENTS OF OPERATIONS
                                          FOR THE PERIODS ENDED DECEMBER 31, 2000 AND 1999

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                 DECEMBER 31,             DECEMBER 31,
                                              2000         1999         2000         1999
                                          -----------  -----------   ----------  -----------
                                          (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
SALES                                      $ 432,312     $ 274,687   $ 466,950     $ 394,750

COST OF SALES                                214,251       157,102     253,442       235,089
                                          -----------  -----------   ----------  -----------
    Gross margin                             218,061       117,585     213,508       159,661

OPERATING EXPENSES                           214,607       794,910     656,674     1,934,915
                                          -----------  -----------   ----------  -----------
    Income (loss) from                         3,454      (677,325)   (443,166)   (1,775,254)
    operations

OTHER INCOME (EXPENSE):
    Other income                               4,713         3,070      12,520         5,914
    Interest expense                          (5,710)       (9,876)    (13,199)      (29,204)
                                          -----------  -----------   ----------  -----------

                                               (997)        (6,806)       (679)      (23,290)
                                          -----------  -----------   ----------  -----------

    Net income (loss)                         2,457       (684,131)   (443,845)   (1,798,544)
    before taxes

PROVISION FOR INCOME TAXES                      800            800         800           800

    Net income (loss)                      $  1,657      $(684,931)  $(444,645)  $(1,799,344)
                                          -----------  -----------   ----------  -----------

EARNINGS (NET LOSS) PER SHARE:
    Basic and diluted                      $      0      $ (0.05)    $ (0.02)    $ (0.12)
                                          -----------  -----------   ----------  -----------



    The accompanying notes are an integral part of these financial statements

                                                    QUINTEK TECHNOLOGIES, INC.
                                                      STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                 SIX MONTHS ENDED
                                                                             -------------------------
                                                                                2000         1999
                                                                             -----------  ------------
                                                                             (Unaudited)  (Unaudited)

NET CASH USED IN OPERATING ACTIVITIES                                        $ (235,216)  $ (803,886)
                                                                             -----------  ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               3,008      (25,977)
                                                                             -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash received from issuance of common stock                                 211,217      808,137
    Other financing activities                                                   36,446          310
                                                                             -----------  ------------
          Net cash provided by financing activities                             247,663      808,447
                                                                             -----------  ------------
NET INCREASE (DECREASE) IN CASH                                                  15,455      (21,416)

CASH, BEGINNING OF PERIOD                                                         9,355       39,064
                                                                             -----------  ------------
CASH, END OF PERIOD                                                          $   24,810   $   17,648
                                                                             ===========  ============

    The accompanying notes are an integral part of these financial statements

                                    QUINTEK TECHNOLOGIES, INC.

                                  Notes to the Financial Statements
                                  As of December 31, 2000 and 1999
                                           (Unaudited)

(1)Basis of Presentation

     In the opinion of management, the accompanying unaudited financial statements of Quintek Technologies, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of December 31, 2000, the results of operations for the six and three months ended December 31, 2000 and 1999, and cash flows for the six months ended December 31, 2000 and 1999. The results of operations for the six and three months ended December 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year or for any future period.

(2)GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern; however, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 2000, total liabilities exceed total assets by $431,786. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

     Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. Management further believes the receipt of net proceeds from the sale of common stock and the exercise of common stock warrants, plus cash generated internally from sales, will be sufficient to satisfy future operations, working capital, and other cash requirements for the remainder of the fiscal year, to develop new or enhanced products and/or services, to respond to competitive pressures, and to acquire complementary products, businesses or technologies.

     On July 11, 2000 the Company announced a strategic alliance with Imation Corp ("Imation"), a former competitor and a supplier of data storage and  information  management, color management, and imaging solutions.
     The Company's distribution and marketing agreement allows Imation to sell, install and service the Q4300 Aperture Card Imaging System under a worldwide distribution program. It is possible that Imation's market
     leadership,  global  distribution  network,   and   customer   service
     capabilities could enhance the Company's market presence and provide customers with worldwide access to the Q4300 technology. Imation has an extensive installed base of clients currently using wet film technology for producing aperture cards. Imation plans to market the Q4300 system to these clients as a replacement for this chemical-based
     equipment.   The  Company   could   potentially  generate  significant
     earnings from sales of equipment, software, and spare parts to Imation clients.

                        QUINTEK TECHNOLOGIES, INC.

                     Notes to the Financial Statements
                             December 31, 2000
                                (Unaudited)

(3)Earnings (Net Loss) per Share

     Basic earnings (net loss) per share is based on the weighted average number of common shares outstanding of 18,889,036 and 14,772,323, for the six month periods ended December 31, 2000 and 1999, respectively. The weighted average number of common shares outstanding for the three month periods ended December 31, 2000 and 1999, was 19,579,380 and 15,166,134, respectively. The basic and diluted earnings per share calculations are the same because potential dilutive securities would have had an antidilutive or immaterial effect. Securities that were not included in the earnings per share calculation because they were antidilutive consist of the convertible bonds and warrants.

(4)MAJOR CUSTOMERS

     The Company had four major customers which accounted for 100% of its machine sales and approximately 70% of all revenues for the six months
     ended December 31, 2000.   At December 31, 2000, the four major
     customers accounted for 85% of the Company's accounts receivable.

(5)INVENTORY

     Inventory consists of aperture cards, parts and supplies, and completed machines, and is stated at the lower of cost or market. Cost is determined on a FIFO (first-in, first-out) basis.

        Inventories are summarized as follows at December 31, 2000:

           Parts and supplies                   $    371,702
           Machines                                   22,268
                                                -------------

                                                     393,970
           Reserve for obsolescence                 (247,644)
                                                -------------
                                                $    146,326


(6)FACTORING PAYABLE

     The Company has entered into an arrangement with a factoring company (the "Factor") to factor receivables with recourse. The Factor funds the face value of approved invoices less a 15% deposit. The customer remits payments on factored invoices directly to the Factor at which time the Factor refunds the Company's deposit less fees ranging from 1% - 15%. The Company records a factoring payable liability for the amount of the funds received from the Factor. When payment is ultimately received from the customer, the factoring payable and the related receivable are removed from the balance sheet. At December
     31, 2000, the Company had a factoring payable balance of $141,361.

(7)SUBSEQUENT EVENTS

     At February 24, 2000, the Company entered into an agreement with TPG Capital Corporation ("TPG"), the shareholder of Juniper Acquisition Corporation ("Juniper"), to acquire Juniper in order to effect transactions intended to combine the Company with a United States reporting company and for related matters. The original consideration for the acquisition was $200,9000 in cash and 400,000 shares of the Company's common stock (the "Exchange Shares"). Per the agreement, at February 24, 2001 (the "Reset Date"), the number of Exchange Shares shall be increased so that the number of Exchange Shares multiplied by the average closing bid price of the Company's common stock for the 30 days immediately prior to February 24, 2001, shall equal a value of $500,000.

     The Company has amended the original purchase agreement. The amended agreement extends the Reset Date to February 24, 2002, and no longer requires the Company to issue additional common shares. Per the amended agreement, if, at February 24, 2002, the Exchange Shares multiplied by the average closing bid price of the Company's common stock for the 30 days immediately prior to February 24, 2002, does not equal a value of $500,000, the Company shall buy back the Exchange Shares from TPG for $600,000. Management considers the likelihood of the contingency to be remote; therefore, no provision for the contingency has been made in the accompanying financial statements.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

2.1 RESULTS OF OPERATIONS

Our revenues totaled $466,950 and $394,750 for the six months ended December 31, 2000 and 1999, respectively, an increase of $72,200 (18%) in 2000 due primarily to an increase in machine sales. Our revenues totaled $432,312 and $274,687 for the three months ended December 31, 2000 and 1999, respectively, an increase of $157,625 (57%) in 2000. The majority of equipment sales in the current year occurred in the three months ended December 31, 2000.

For the six months ended December 31, 2000 and 1999, cost of sales was $253,442 and $235,089, respectively, an increase of $18,353 (8%). For the three months ended December 31, 2000 and 1999, cost of sales was $214,251 and $157,102, respectively, an increase of $57,149 (36%). The increase in cost of sales is due to an increase in machine sales. Our cost of sales for both periods consisted mostly of labor and production costs.

Operating expenses totaled $656,674 for the six-month period ended December 31, 2000 as compared to $1,934,915 for the prior six-month period. The $1,278,241 (66%) decrease in operating expenses is due primarily to large reductions in stock based compensation expenses. Operating expenses totaled $214,607 and $794,910 for the three months ended December 31, 2000 and 1999, respectively, a decrease of $580,303 (73%). This decrease is also due primarily to large reductions in stock based compensation expenses.

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

Our distribution and marketing agreement allows Imation to sell, install and service Quintek's Q4300 Aperture Card Imaging System under a worldwide distribution program. It is possible that Imation's market leadership, global distribution network, and customer service capabilities can enhance our market presence and provide customers with worldwide access to the Q4300 technology. Imation has an installed base of clients, estimated at over 5,000 companies, currently using wet film technology for producing aperture cards. Imation plans to market the Q4300 system to these clients as a replacement for this chemical-based equipment. We could potentially generate significant earnings from sales of equipment, software, services, and spare parts to these clients.

Since the alliance was formed, Imation has initiated manufacturing of Q4300 aperture card media, purchased a Q4300 demo system, combined the Q4300 with their own system, initiated manufacturing of Q4300 aperture card media, and initiated an aggressive road show program to demonstrate the combined products in 8 major US cities to an estimated 800 clients during the months of September and October 2000. Imation expects to conduct future marketing programs of this nature.

The combined efforts of Imation and other channels resulted in sales of seven units for the six months ended December 31, 2000. Prior to Imation, we used primarily internal sales staff which produced sales of five units during the 6 month period ended December 31, 1999. We believe that by minimizing internal sales staff and using Imation's existing network and other dealer channels we can continue to increase revenues and profits.

The arrangement with Imation is non-exclusive, which allows us to also sell the Q4300 product line through existing distribution channels (e.g. direct sales agents, VARs, system integrators, government procurement vehicles, etc.).

2.2 LIQUIDITY AND CAPITAL RESOURCES

We have historically financed operations from the sale of common stock and the conversion of common stock warrants. At December 31, 2000, we had cash on hand of $24,810 and working capital of $(758,592) as compared to cash on hand of $9,355 and working capital of $(813,323) at period-end, June 30, 2000.

Net cash used in operating activities of $235,216 and $803,886 for the six months ended December 31, 2000 and 1999, respectively, is attributable primarily to operating losses as adjusted for stock based compensation.

Net cash provided by investing activities of $3,008 for the six months ended December 31, 2000 consists of purchases of fixed assets and shareholder repayments on notes receivable. Net cash used in investing activities of $25,977 for the six months ended December 31, 1999 consists of purchases of fixed assets.

Net cash provided by financing activities of $247,663 for the six months ended December 31, 2000 is due to cash received from the issuance of common stock, borrowing on convertible bonds, and other miscellaneous adjustments. Net cash provided by financing activities of $808,447 for the six months ended December 21, 1999 is due primarily to cash received from the issuance of common stock.

We occasionally enter into factoring agreements with a factoring company (the "Factor"). The Factor funds 85% of the face value of approved invoices and retains the remaining 15% as a deposit against its fees. When payments are remitted to the Factor, the deposit, less fees ranging from 1% to 15%, is refunded. Fees are determined based on the length of time the invoice is outstanding.

We believe that the receipt of net proceeds from the sale of the common stock and the exercise of common stock warrants plus cash generated internally from sales will be sufficient to satisfy our future operation, working capital and other cash requirements for the remainder of the fiscal year. We believe that we have sufficient internal and external resources to fund current operations, develop new or enhanced products and/or services, and to respond to competitive pressures and acquire complementary products, businesses or technologies. However, we may require continued funding from sales of our securities and we cannot be sure that we will be able to raise sufficient funds to continue operations. Our audit for the years ended June 30, 2000 and 1999, contained a going concern qualification.



PART II. OTHER INFORMATION

ITEM 3.  CHANGES IN SECURITIES AND USE OF PROCEEDS

From September 30, 2000, to December 31, 2000, we issued 1,347,013 shares of our restricted common stock in transactions that were not registered under the Securities Act of 1933. The shares were issued in reliance on exemptions contained in Section 4(2) of the Securities Act or Section 1145 of the U.S. Bankruptcy Code. The following provides a listing of these transactions:

     (a) In October 2000, we issued 105,833 shares of stock to one company upon exercise of their Class B warrants under a special agreement. The agreement allowed reduction of the strike price to 20 cents per share under the condition that they purchase an equal number of shares of restricted common stock, if requested by Quintek, within 6 months, at the  price  of  15  cents  per share. A secured note was  received  as
     consideration for this transaction.   The warrants had originally been
     issued pursuant to our plan of reorganization under Chapter 11 of the Bankruptcy Code in 1999. We issued the 105,833 shares on exercise of the warrants in reliance on the exemption from the registration requirements of the Securities Act in Section 1145 of the Bankruptcy Code.

     (b) In October 2000, we issued 440,000 shares of common stock to one individual upon exercise of his Class C & D warrants, which had been issued pursuant to our plan of reorganization, under a special agreement. The agreement allowed reduction of the strike price of the warrants to 15.2 cents per share under the condition that the individual purchase 100,000 shares of restricted common stock at the same price. A secured note was received as consideration for this transaction. The note was paid off at the end of October. We issued the 440,000 shares pursuant to exercise of the warrants in reliance on the exemption from the registration requirements of the Securities Act contained in Section 1145 of the Bankruptcy Code. The subsequent sale of 100,000 shares to the same individual was made in reliance on an exemption from the registration requirements of the Securities Act under Section 4(2) thereof.

     (c) In October 2000, we issued 266,051 shares of common stock to one individual upon exercise of his Class B, C & D warrants, also issued pursuant to our plan of reorganization, under a special agreement. The agreement allowed reduction of the strike price to 15 cents per share under the condition that the individual purchase an equal number of shares of restricted common stock, if requested by Quintek, within 6 months at the price of 10 cents per share. A secured note was received as consideration for this transaction. These shares were issued in reliance on the exemption from registration contained in Section 1145 of the Bankruptcy Code.

     (d) In December 2000, we issued a total of 291,562 shares of restricted common stock valued at 8.75 cents per share to five individuals as
     compensation  for   consulting,   corporate  promotion,  and  investor
     relation services, in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

     (e) In October 2000, we converted two short term loans into two convertible bonds with a total face value of $31,354, interest rate of 9% per annum, and conversion rate of 22 cents per share. 142,517 shares of restricted stock have been held in reserve in case these bonds are converted to common stock. The bonds, and the common stock issued on their conversion, were in reliance on Section 4(2) of the Securities
     Act.

     (f) In November 2000, we issued 50,000 shares of common stock to one individual upon exercise of his Class B warrants issued pursuant to our plan of reorganization, under a special agreement. The agreement allowed reduction of the strike price to 12 cents per share under the condition that the individual purchase an equal number of shares of restricted common stock, if requested by Quintek, within 6 months at the price of 10 cents per share. A cash payment was received as consideration for this transaction. We issued these shares in reliance on the exemption from registration contained in Section 1145 of the Bankruptcy Code.

     (g) In December 2000, we issued 891,884 Class J warrants with a value of $26,757 to 6 individuals as compensation for consulting, corporate
     promotion,  and  investor  relation   services,  in  reliance  on  the
     exemption  from  registration  contained  in   Section   4(2)  of  the
     Securities Act.

     (h) In December 2000, we issued 64,500 shares of common stock to one individual upon exercise of his Class B warrants issued pursuant to our plan of reorganization, under a special agreement. The agreement allowed reduction of the strike price to 10 cents per share under the condition that the individual purchase an equal number of shares of restricted common stock, if requested by Quintek, within 6 months at the price of 10 cents per share. A cash payment was received as consideration for this transaction. We issued theses shares in reliance on the exemption from registration contained in Section 1145 of the Bankruptcy Code.

     (j) In December 2000, we issued 29,067 shares of restricted stock to one individual as an adjustment to a convertible bond transaction made in
     June  of  2000.   The bonds, and the  common  stock  issued  on  their
     conversion, were issued  in  reliance  on  the  exemption contained in
     Section 4(2) of the Securities Act.

ITEM 4.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

27.1 Financial Data Schedule

REPORTS ON FORM 8-K

We filed no reports on Form 8K during the three month period ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   QUINTEK TECHNOLOGIES, INC.


Date:  February 21, 2001                /s/ Thomas W. Sims
                                   -------------------------
                                   Thomas W. Sims, President