Form 10QSB
period 2001-03-31
QUINTEK TECHNOLOGIES INC
filed 2001-05-21
CIK 1107714

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-QSB

                             QUARTERLY REPORT
  PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2001

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

                  Issuer's telephone number: 805-383-3914


The issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

On March 31, 2001, 21,678,803 shares of the issuer's common stock were outstanding.



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


 Item 4.  Exhibits and Reports on Form 8-K .................................9

EXHIBITS....................................................................9

REPORTS ON FORM 8-K.........................................................9

SIGNATURES..................................................................9

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                QUINTEK TECHNOLOGIES, INC.

                              BALANCE SHEET - MARCH 31, 2001

                                         ASSETS

                                                   MARCH 31,      June 30,
                                                     2001          2000
                                                 (Unaudited)
                                                 -----------    ------------

CURRENT ASSETS:
           Cash                                  $    6,743     $     9,355
           Accounts receivable (net of allowance
           for doubtful accounts of $1,974 and
           $0, respectively)                        107,281          34,077
           Inventory                                132,354         202,812
           Other current assets                       2,958          26,379
                                                 ----------      ----------
                 Total current assets               249,336         272,623
                                                 ----------      ----------
PROPERTY AND EQUIPMENT, AT COST:
              Equipment                             120,881         138,881
              Computer and office                    73,045          65,295
              Furniture and fixtures                 32,526          33,518
                                                 ----------      ----------
                                                    226,452         237,694

              Less - Accumulated depreciation      (169,688)       (141,678)
                                                 ----------      ----------
                                                     56,764          96,016

              Leased property under
              capital lease - net of
              accumulated amortization                4,660           8,584
                                                 ----------      ----------
                                                     61,424         104,600
                                                 ----------      ----------

OTHER ASSETS:
         Deposits                                     5,764           9,663
         Intangible assets (net of accumulated
         amortization of $25,053 and $40,919,
         respectively)                              111,014          95,148
         Employee receivables, net                   20,105          17,912
         Idle property                               98,019          98,019
                                                 ----------      ----------
                                                    234,902         220,742
                                                 ----------      ----------
                                                 $  545,662      $  597,965
                                                 ==========      ==========


    The accompanying notes are an integral part of these financial statements

                                LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                   MARCH 31,      June 30,
                                                     2001          2000
                                                 (Unaudited)
                                                 -----------    ------------
CURRENT LIABILITIES:
  Accounts payable                               $  427,975      $  486,369
  Payroll and payroll taxes payable                  93,524          63,111
  Payroll taxes assumed in merger                   158,378         182,839
  Factoring payable                                  10,000              --
  Accrued interest payable                           68,889          69,301
  Current portion of obligations under                7,118           3,328
    capital lease
  Other current liabilities                          27,018          72,227
  Convertible bonds                                 247,205         171,041
  Unearned revenue                                   43,930          37,730
  Accrued purchase expense                          100,000              --
                                                 -----------     ----------
          Total current liabilities               1,184,037       1,085,946
                                                 -----------     ----------

OBLIGATIONS UNDER CAPITAL LEASE                          --           3,156
                                                 -----------     ----------
COMMITMENTS AND CONTINGENCIES                            --              --
                                                 -----------     ----------

STOCKHOLDERS' DEFICIT:
  Common stock - no par value
  Authorized - 50,000,000 shares
  Issued and outstanding - 21,678,803
  and 17,911,258 shares, respectively               216,788         179,113
  Additional paid-in capital                     19,201,446      18,463,679
  Retained deficit                              (19,923,835)    (19,133,929)
                                                 -----------     ----------

                                                   (505,601)       (491,137)
  Less subscriptions receivable                    (132,774)             --
                                                 -----------     ----------

          Total stockholders' deficit              (638,375)       (491,137)
                                                 -----------     ----------

                                                 $  545,662      $  597,965
                                                 ===========     ==========

    The accompanying notes are an integral part of these financial statements

                                                     QUINTEK TECHNOLOGIES, INC.

                                STATEMENTS OF OPERATIONS
                     FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000

                                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                                  MARCH 31,                 MARCH 31,
                                              2001         2000         2001         2000
                                          -----------  -----------   ----------  -----------
                                          (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
SALES                                      $  79,692     $ 382,544   $ 546,642     $ 780,275

COST OF SALES                                 73,830       289,948     327,272       511,691
                                          -----------  -----------   ----------  -----------
    Gross margin                               5,862        92,596     219,370       268,584

OPERATING EXPENSES                           230,691       408,838     888,166     1,138,593
                                          -----------  -----------   ----------  -----------
    Loss from operations                    (224,829)     (316,242)   (668,796)     (870,009)
                                          -----------  -----------   ----------  -----------

OTHER INCOME (EXPENSE):
    Other income                               1,351           177      13,871         3,197
    Acquisition expense                     (100,000)     (600,000)   (100,000)     (600,000)
    Interest expense                         (20,979)       (6,508)    (34,179)      (36,701)
                                          -----------  -----------   ----------  -----------

                                            (199,628)     (606,331)   (120,308)     (633,504)
                                          -----------  -----------   ----------  -----------

    Net loss before taxes                   (344,457)     (922,573)   (789,104)   (1,503,513)
                                          -----------  -----------   ----------  -----------

PROVISION FOR INCOME TAXES                       800            --         800            --
                                          -----------  -----------   ----------  -----------

    Net loss                               $(345,257)   $ (922,573)  $(789,904)  $(1,503,513)
                                          -----------  -----------   ----------  -----------

NET LOSS PER SHARE:
    Basic and diluted                      $   (0.02)   $    (0.06)  $   (0.04)  $     (0.09)
                                          -----------  -----------   ----------  -----------



    The accompanying notes are an integral part of these financial statements

                                    QUINTEK TECHNOLOGIES, INC.
                                     STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                           (Unaudited)

                                                                                 NINE MONTHS ENDED
                                                                                     MARCH 31
                                                                             -------------------------
                                                                                2001         2000
                                                                             -----------  ------------
                                                                             (Unaudited)  (Unaudited)

NET CASH USED IN OPERATING ACTIVITIES                                        $ (350,084)  $  (48,729)
                                                                             -----------  ------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                              (2,837)       5,655
                                                                             -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash received from issuance of common stock                                 251,847      201,280
    Other financing activities                                                   98,462     (179,507)
                                                                             -----------  ------------
          Net cash provided by financing activities                             350,309       21,773
                                                                             -----------  ------------
NET DECREASE IN CASH                                                             (2,612)     (21,301)

CASH, BEGINNING OF PERIOD                                                         9,355       39,064
                                                                             -----------  ------------
CASH, END OF PERIOD                                                          $    6,743   $   17,763
                                                                             ===========  ============

    The accompanying notes are an integral part of these financial statements

                                    QUINTEK TECHNOLOGIES, INC.

                                  Notes to the Financial Statements
                                  As of March 31, 2001 and 2000
                                           (Unaudited)

(1)  Basis of Presentation

     In the opinion of management, the accompanying unaudited financial statements of Quintek Technologies, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of March 31, 2001, the results of operations for the nine and three months ended March 31, 2001 and 2000, and cash flows for the nine months ended March 31, 2001 and 2000. The results of operations for the nine and three months ended March 31, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year or for any future period. The financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

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

     Management believes the Company's current cash and cash generated from operations will only be sufficient to meet its anticipated cash needs until the end of its fiscal year. Accordingly, the Company will require an additional capital infusion or revenues from additional sales to continue operations. Management is not certain if additional capital or sales proceeds will become available and is considering other strategic alternatives, which may include a merger, asset sale, or another comparable transaction, or financial restructuring. If these measures unsuccessful, the Company may be required to cease operations.

(3)  Commitments and Contingencies

     At February 24, 2000, the Company entered into an agreement with TPG Capital Corporation ("TPG"), the shareholder of Juniper Acquisition Corporation ("Juniper"), to acquire Juniper in order to effect transactions intended to combine the Company with a United States reporting company and for related matters. The original consideration for the acquisition was $200,000 in cash and 400,000 shares of the Company's common stock (the "Exchange Shares"). Per the agreement, at February 24, 2001 (the "Reset Date"), the number of Exchange Shares shall be increased so that the number of Exchange Shares multiplied by the average closing bid price of the Company's common stock for the 30 days immediately prior to February 24, 2001, shall equal a value of $500,000.

     The Company is negotiating an amendment to the original purchase agreement. Although the amendment has not yet been finalized, management expects to issue 1,958,490 shares of the Company's common stock to TPG in satisfaction of the original agreement and as consideration for a release from the antidilution provisions contained in the agreement. Accordingly, a liability has been recorded in the accompanying financial statements for this accrued purchase expense.

                                    QUINTEK TECHNOLOGIES, INC.

                                  Notes to the Financial Statements
                                  As of March 31, 2001 and 2000
                                           (Unaudited)


(4)  Net Loss per Share

     Basic net loss per share is based on the weighted average number of common shares outstanding of 19,786,358 and 15,331,351, for the nine month periods ended March 31, 2001 and 2000, respectively. The weighted average number of common shares outstanding for the three month periods ended March 31, 2001 and 2000, was 21,475,676 and 16,230,084, respectively. The basic and diluted earnings per share calculations are the same because potential dilutive securities would have had an antidilutive effect.

(5)  Inventory

     Inventory consists of aperture cards, parts and supplies, and completed machines, and is stated at the lower of cost or market. Cost is determined on a FIFO (first-in, first-out) basis.

        Inventories are summarized as follows at March 31, 2001:

           Parts and supplies                   $    376,230
           Machines                                    3,768
                                                -------------

                                                     379,998
           Reserve for obsolescence                 (247,644)
                                                -------------
                                                $    132,354
                                                =============


(6)  Factoring Payable

     The Company has entered into an arrangement with a factoring company (the "Factor") to factor receivables with recourse. The Factor funds 85% of the face value of approved invoices and retains the remaining 15% as a deposit against its fees. The factoring fee is 1% of the factored amount for every 10 days of use. The deposit, less fees, is refunded to the Company once payment is received from the customer. The Company records a factoring payable liability for the amount of the funds received from the Factor. When payment is ultimately received from the customer, the factoring payable and the related receivable are removed from the balance sheet. At March 31, 2001, the Company had a factoring payable balance of $10,000.

                                      6
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

1.1 RESULTS OF OPERATIONS

Our revenues totaled $546,642 and $780,275 for the nine months ended March 31, 2001 and 2000, respectively, a decrease of $233,633 (30%) due primarily to a decrease in machine sales. Our revenues totaled $79,692 and $382,544 for the three months ended March 31, 2001 and 2000, respectively, a decrease of $302,852 (79%). The majority of equipment sales in the current year occurred in the three months ended December 31, 2000.

For the nine months ended March 31, 2001 and 2000, cost of sales was $327,272 and $511,691, respectively, a decrease of $184,419 (36%). For the three months ended March 31, 2001 and 2000, cost of sales was $73,830 and $289,948, respectively, a decrease of $216,118 (75%). The decrease in cost of sales is due to a decrease in machine sales. Our cost of sales for both periods consisted mostly of labor and production costs.

Operating expenses totaled $888,166 for the nine-month period ended March 31, 2001 as compared to $1,138,593 for the prior nine-month period. The $250,427 (22%) decrease in operating expenses is due primarily to large reductions in stock based compensation expenses. Operating expenses totaled $230,691 and $408,838 for the three months ended March 31, 2001 and 2000, respectively, a decrease of $178,147 (44%). This decrease is also due primarily to large reductions in stock based compensation expenses.

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

Since the alliance was formed, Imation has purchased five Q4300 systems, initiated manufacturing of Q4300 aperture card media, and conducted traveling demonstrations to demonstrate and promote the Q4300 along with other related Imation products. The fifth unit was ordered and delivered during the three month period ending March 31, 2001.

The arrangement with Imation is non-exclusive, which allows us to also sell the Q4300 product line through existing distribution channels (e.g. direct sales agents, VARs, system integrators, government procurement vehicles, etc.).

1.2 Liquidity and Capital Resources

We have historically financed operations from the sale of common stock and the conversion of common stock warrants. At March 31, 2001, we had cash on hand of $6,743 and working capital of $(934,701) as compared to cash on hand of $9,355 and working capital of $(813,323) at period-end, June 30, 2000.

Net cash used in operating activities of $350,084 and $48,729 for the nine months ended March 31, 2001 and 2000, respectively, is attributable primarily to operating losses as adjusted for stock based compensation.

Net cash used in investing activities of $2,837 for the nine months ended March 31, 2001 consists of purchases of fixed assets and shareholder repayments on notes receivable. Net cash provided by investing activities of $5,655 for the nine months ended March 31, 2000 consists of purchases of fixed assets and shareholder repayments on notes receivable.

Net cash provided by financing activities of $350,309 for the nine months ended March 31, 2001 is due to cash received from the issuance of common stock, borrowing on convertible bonds, and other miscellaneous adjustments. Net cash provided by financing activities of $21,773 for the nine months ended March 31, 2000 is due primarily to cash received from the issuance of common stock less payments on convertible bonds.

We occasionally enter into factoring agreements with a factoring company (the "Factor"). The Factor funds 85% of the face value of approved invoices and retains the remaining 15% as a deposit against its fees. When payments are remitted to the Factor, the deposit, less fees ranging from 1% to 15%, is refunded. Fees are determined based on the length of time the invoice is outstanding.

We believe that the receipt of net proceeds from the sale of the common stock and the exercise of common stock warrants plus cash generated internally from sales will be sufficient to satisfy our future operation, working capital and other cash requirements for the remainder of the fiscal year. However, if we are unable to raise sufficient capital, we may need sell certain assets, enter into new strategic partnerships, or merge with another company to effectively maintain operations. Our audit for the years ended June 30, 2000 and 1999, contained a going concern qualification.


PART II. OTHER INFORMATION

ITEM 3.  Changes in Securities and Use of Proceeds

From December 31, 2000, to March 31, 2001, we issued 1,389,921 shares of our restricted common stock in transactions that were not registered under the Securities Act of 1933 and 180,557 shares of our stock exempt from registration under section 1145 of the bankruptcy code. The following provides a listing of these transactions:

(a) In January 2001, we sold 150,000 shares of restricted stock for $0.05 per share to four individuals. The market price on the date of sale was $0.06 per share. The individuals are related to our President & CEO (sister, brother-in law, and two nephews). Cash was received as consideration for this transaction.

(b) In January 2001, we sold 468,750 shares of restricted stock for $0.06 per share to one individual. The market price on the date of sale was $0.09 per share. Cash was received as consideration for this transaction.

(c) In January 2001, we sold 15,000 shares of restricted stock for $0.13 per share to two individuals. The market price on the date of sale was $0.22 per share. Cash was received as consideration for this transaction.

(d) In January 2001, we issued 27,810 shares of free trading stock to one individual upon exercise of his Class B warrants under a special agreement.
The agreement allowed reduction of the strike price to $0.10 per share under the condition he purchase an equal number of shares of restricted common stock, if requested by Quintek within 6 months, at the price of $0.10 per share. A secured note was received as consideration for this transaction.

(e) In January 2001, we issued 105,833 shares of free trading stock to one individual upon exercise of his Class B warrants under a special agreement. The agreement allowed reduction of the strike price to $0.10 per share under the condition he purchase 300,000 shares of restricted common stock, if requested by Quintek within 6 months, at the price of $0.10 per share. In January we exercised our right to sell 300,000 shares of restricted stock at $0.10 per share. A secured note was received as consideration for these transactions.

(f) In January and February 2001, we issued 440,100 shares of restricted stock to three individuals and two companies for a total consideration of $55,143. Consulting services were received as consideration for these transactions.

(g) In March 2001, we issued 600 shares of restricted stock and 11,199 shares of free trading stock to one individual upon exercise of his Class B, C, D and I warrants under a special agreement. The agreement allowed reduction of the strike price of the Class B, C, D warrants to $0.10 per share under the condition he also exercise his Class I warrants at $0.10 per share. A cash payment was received as consideration for this transaction.

(h) In March 2001, we issued 35,715 shares of free trading stock to one company upon exercise of their Class B warrants under a special agreement. The agreement allowed reduction of the strike price to $0.14 per share under the condition they purchase an equal number of shares of restricted common stock, if requested by Quintek within 6 months, at the price of $0.14 per share. Consulting services were received as consideration for this transaction.

(i) In February and March 2001, we issued 15,471 shares of restricted stock to two individuals for a total consideration of $2,387. Two short-term loans totaling $15,000 were provided as consideration for this transaction.


ITEM 4.  Exhibits and Reports on Form 8-K

EXHIBITS

27.1 Financial Data Schedule

REPORTS ON FORM 8-K

We filed no reports on Form 8K during the three-onth period ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   QUINTEK TECHNOLOGIES, INC.


Date:  May 21, 2001                     /s/ Thomas W. Sims
                                   -------------------------
                                   Thomas W. Sims, President