Form 10KSB
period 2001-06-30
QUINTEK TECHNOLOGIES INC
filed 2001-10-15
CIK 1107714

As Filed with the SEC on October 15, 2001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2001 Commission File No. 0-28541

QUINTEK TECHNOLOGIES, INC.

(Name of Small Business Issuer in its charter)

California	77-0505346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

537 Constitution Avenue, Suite B

Camarillo, California 93012

(Address of principal executive offices)

Issuer's telephone number: 805-383-3904

Securities registered pursuant to Section 12(b) of the Act:

None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X ; No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $675,145.

At June 30, 2001, the aggregate market value of registrant's Common Stock held by non-affiliates was $1,640,816.80, based on the closing OTC Bulletin Board bid price of $0.09 per share on that date.

At June 30, 2001, a total of 22,238,793 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes ; No X

Exhibit Index appears on page 27.

TABLE OF CONTENTS

Item 1	Business				3
	1.1	Forward-looking statements			3
	1.2	Summary			3
	1.3	Organizational history			4
	1.4	Aperture cards			6
	1.5	The Q4300 aperture card imaging system			7
	1.6	Patents and intellectual property			8
	1.7	Manufacturing			8
	1.8	Markets			10
	1.9	Competition			11
	1.10	Customers			12
	1.11	Suppliers			13
	1.12	Regulation			14
Item 2	Description of Property				15
Item 3	Legal Proceedings				15
Item 4	Submission of Matters to a Vote of Security Holders				15
Item 5	Market for Common Equity and Related Stockholder Matters				15
	5.1	Market for common stock			15
	5.2	Dividends			16
	5.3	Recent sales of unregistered securities			16
		5.3.1	Shares Issued in Private Placements for Cash and as Compensation for Services		16
	5.4	Description of securities			16
		5.4.1	Common stock		17
		5.4.2	Warrants		17
			5.4.2.1	Warrant Terms and Conditions	17
			5.4.2.2	Warrants to PDX Claimants	19
			5.4.2.3	Warrants Issued to QEI Shareholders	20
	5.5	Preferred stock			20
Item 6	Management's Discussion and Analysis of Financial Condition and Results of Operations				21
	6.1	Results of operations			21
	6.2	Liquidity and capital resources			21
Item 7	Financial Statements				22
Item 8	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure				22
Item 9	Directors, Executive Officers, Promoters and Control Persons				22
	9.1	Board of directors and executive officers			22
	9.2	Compensation of Directors			24
	9.3	Management Committees			24
	9.4	Indemnification of Directors and Officers			24
Item 10	Executive Compensation				24
Item 11	Security Ownership of Certain Beneficial Owners and Management				25
Item 12	Certain Relationships and Related Transactions				26
Item 13	Exhibits and Reports on Form 8-K				27
	13.1	Exhibits			27
	13.2	Reports on Form 8-K			27
Signatures					28
Financial Statements					F-1

Item 1 Business

1.1 Forward-looking statements

This annual report contains certain forward-looking statements within the meaning of section 21 of the Securities Act of 1934, as amended, including statements that indicate what the Company "believes," "expects," and "anticipates" or similar expressions. These statements involve known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this annual report. There can be no assurance that the forward looking information contained herein will in fact transpire. The Company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events, or otherwise.

1.2 Summary

Quintek Technologies, Inc. ("Quintek"), the successor to Quintek Electronics, Inc. ("QEI"), was established for the primary purpose of developing, manufacturing, and distributing the Q4300 technology ("Q4300"), used for recording digital images on aperture card media. The Q4300 product line consists of: the Q4305 Aperture Card Plotter ("Q4305"), the Q4303 Universal Interface ("Q4303"), aperture card media, support software, and related services.

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

Presently the Q4305 plotter is made in Sweden under a subcontractor agreement between Qtek Aperture Card AB ("Qtek AB") - our 49% owned subsidiary - and Kitron Electronics AB ("Kitron"), formerly Bofors Missiles AB. Kitron is an international supplier of military defense products and has incorporated the Q4305 into their production line as part of a program to diversify into non- military products. Our arrangements with Kitron are described in Section 1.7 Manufacturing, page 8.

Our corporate office is located in Southern California at 537 Constitution Ave. Suite B, Camarillo, CA, 93012. Engineering and field support are based in Montpelier, Idaho, while sales and marketing operations are conducted out of the Camarillo facility. Our operation is currently supported through the Montpelier and Camarillo facilities by 6 full and part time employees and various consultants which are contracted on an "as required" basis.

Our common stock is quoted on the OTC Bulletin Board under "QTEK."

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

We do not intend and have not ever intended to restart production and distribution of the Stat-K product line. The equipment and technological assets we acquired during the merger with Pacific Diagnostic Technologies, Inc. are specific to an industry in which we do not operate and have been unusable in our normal business operations. We attempted to find a company in the medical industry to license or purchase the Stat-K assets and technology, but have been unsuccessful. We now believe it may not be able to sell the assets and thus we decided to write off the assets in our financial statements. See Financial Statements, page F-10.

The Plan was structured to compensate PDX and QEI shareholders and other related parties with shares of our common stock, warrants, and units comprised of stock and warrants. Nonrestricted stock and warrants were issued to PDX shareholders, creditors, and affiliates pursuant to Section 1145 of the bankruptcy code. Restricted stock was issued to QEI shareholders and new investors in accordance with the Plan. The Plan was approved by the shareholders of both QEI and PDX prior to confirmation by the court. A detailed description of share distribution and terms is provided in Section 5.3 Recent Sales of Unregistered Securities, page 16, and Section 5.4, Description of Securities, page 16.

After confirmation of the Plan on January 14, 1999, we had a total of approximately 403 shareholders, including approximately 68 former shareholders of PDX.

On February 24, 2000, we acquired all of the outstanding shares of common stock of Juniper Acquisition Corporation from Juniper's sole shareholder in exchange for 400,000 shares of our common stock. As a result, Juniper became our wholly-owned subsidiary. We also paid the shareholder, TPG Capital Corporation ("TPG") $200,000 for services in 2000.

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

We use the dry silver film produced by Kodak for its aperture cards because of the film's high contrast ratio, fine granularity, and ultra high resolving power. The film has received a life expectancy rating of over 100 years per ANSI standard ANSI/NAPM IT9.19-1994. However, Kodak's testing has shown the film to have a life expectancy of over 1,000 years if stored in accordance with ANSI Standard PH 1.43-1983 (below 70 degrees and less than 50% relative humidity). In addition, Kodak has found the dry silver film's resistance to oxidation and microspot formation to be superior when compared to conventional "wet silver" film. A continued supply of aperture card media is crucial to the success of the Company because without cards, customers have no use for the Company's equipment, services and software.

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

Although seven patents were originally issued to NCR, they all expired due to failure to pay maintenance fees at the time they were held by MTC and Mr. Oosthuizen. We appealed to the patent office for reinstatement of these patents and has recovered three patents to date. The following provides a summary of the recovered patents:

Patent Number	Expiration Date	Name/Description

4,794,224	04/09/07	Dry Film Developer for an Aperture Card Printer
4,818,950	04/24/07	Low Jitter Phase-Locked Loop (internal circuit board)
4,841,343	03/25/08	Dry Film Development Process for an Aperture Card Printer

We believe that the three active patents and internal trade secrets will help in protecting the Q4300 technology from duplication. However, it is possible that others could duplicate the product, given enough time, money, and technical know-how. If that happens, we may not be able to maintain our current competitive edge.

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

In November of 1997, QEI, through Qtek AB, a Swedish affiliate, entered into an alliance with Bofors AB, Missile Production (now Kitron) in which Kitron began to manufacture our equipment for us. Kitron is a large Swedish Company, which manufactures military defense products, such as laser guided missiles, and anti-aircraft guns. Bofors AB, Missile Production, was a subsidiary of Bofors AB and Bofors AB was a subsidiary of Celcius AB. In 2000, Bofors AB, Missile Production was sold to Kitron, a Norwegian based corporation, and Celsius AB was sold to SAAB. Because of the winding down of the "cold war," the Swedish government has encouraged large defense oriented companies, such as Kitron and Saab, to diversify into producing non-military products. We believe the Q4300 is viewed by Kitron as an ideal fit for this program and for the Kitron production line because of Kitron's well proven expertise in mass producing high quality, laser based products, and their own dedication towards using aperture cards for archiving engineering information.

Kitron currently manufactures the Q4305 plotter units, internal modules, and spare parts at their missiles factory located in Karlskoga, Sweden. The production is done on an "as required" basis in support of our delivery requirements. Kitron is expected to deliver plotter units within 45 days ARO and no delays have been experienced so far. Kitron delivered 6 systems in fiscal year 2000 and 4 systems in fiscal year 2001. We sell certain piece-parts, primarily from the original Q4305 inventory purchased from MTC, to Kitron to support Q4305 production, and buy spare part assemblies from Kitron to support our customer base. In addition to purchasing our parts, Kitron purchases components from a wide variety of suppliers and subcontractors. In the future, we plan to phase out of manufacturing and focus primarily on sales and support of the product line.

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

We currently hold a 49% equity position in Qtek AB. We originally provided funding and know-how for operation start-up, and assigned Q4305 manufacturing rights to Qtek AB for our minority interest. With these rights in hand, Qtek AB entered into a contracting agreement with Kitron (and its predecessor), allowing the Q4305 units to be manufactured at the Kitron factories. In February 2000, we also issued 450,000 shares of our common stock to the Swedish founders of Qtek AB for an equal amount of Qtek AB stock, in order to maintain our overall interest of 49%. The remaining 51% of Qtek AB is owned by Christer Karstrom, one of its Swedish founders, who is responsible for initiating and nurturing the relationship with Kitron and Saab, and conducting day to day operations at Qtek AB and Kitron.

We go through Qtek AB to purchase the majority of Q4305 units and spare parts produced at Kitron. For these transactions, Qtek AB receives $2,000 for each Q4305 plotter unit ordered and a 10% markup on spare parts. Most transactions with Qtek AB are conducted on standard net 30 terms. We have established a licensing agreement with Qtek AB, under which we are required to purchase at least 25 of the 4305 units before our fiscal year end in 2004. As of June 30, 2001, we have purchased 15 units under the agreement.

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

Loss of the Kitron relationship would cause significant expense, delays, and losses and could keep us from filling customer orders. We cannot tell how severe the losses might be, but finding another manufacturer or restarting our own manufacturing operations would have a dramatic adverse effect on our operation.

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

Smaller organizations often contract with service bureaus to microfilm and archive their permanent records. Companies with operations large enough to require production of over 3,000 aperture cards per month can generally justify operating their own microfilming equipment rather than sending drawings to a service bureau for conversion. We believe that all companies that have microfilming operations, and particularly those which store drawings and plans on aperture cards, are potential customers for the Q4300 system and related products.

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

Direct competitors are manufactures of equipment which produce aperture cards directly from a digital data source. These include; Wicks and Wilson Limited (WWL) (produced in England), LaserScan (produced in England), and Microbox (produced in Germany). We believe that the aperture card plotters manufactured by all of these companies use chemicals for film development and as a result are more complex, larger, heavier, less reliable, and more expensive than the Q4300. We believe that all directly competitive products typically sell for over $75K, which includes card punch capability and 40 card/hr throughput rate as a part of the standard product. We sell our basic low speed system for $50K, with an additional $10K for card punch capability and $10K for performance improvement. This strategy allows Quintek to compete closely with competitors for high-end customers, and also provide a low-end product for customers that do not need nor want to pay for the punch or performance capability.

In the fiscal year ended June 30, 2000, the WWL aperture card equipment was distributed by Imation. In July 2000, we replaced WWL as the supplier of aperture card equipment distributed by Imation. This has provided us with a competitive advantage from the standpoint of equipment distribution. As of October 12, 2001, Imation has purchased a total of 7 aperture card systems from us. See, Section 6.1, Results of Operations, page 21.

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

1.10 Customers

Our customers are generally large manufacturers or utility companies that produce complex mechanical and electrical products in a variety of industries, such as: automobile, aerospace, shipbuilding, gas and oil, railroad, defense, road construction, etc. Existing customers include: Morgan Construction, TRW, US Navy, Pacific Gas & Electric, Southern California Gas Company, Lockheed-Martin, Smiths Industries, Caltrans, Zenith Electronics, Mallory Controls, Boeing, Whirlpool, GTE Airfone, Lufkin Industries, Salt River Project, York International, Dresser Industries, Century Microfilm, Document Management Solutions, Carroll Touch, Caltrans, Duke Power, Canadian Dept. Of Defense, Aqua-Chem, Aramco, NASA, Carolina Power & Light, Baltimore Gas & Electric, JPL, SCE, Westinghouse, Imation and National Machinery, among others.

These companies typically produce a myriad of products and use a documentation system based on aperture cards to maintain and store the drawings used in design, maintenance and production of their products.

In the fiscal year ended June 30, 2001, more than 10% of revenues came from product sales through Imation. These revenues, totaling $675,145, were comprised primarily of sales of Q4300 related equipment, maintenance, software, and media.

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

    Suppliers

Q4305 Plotters

The Q4305 plotter is manufactured by Kitron under the arrangement described in Section 1.7, Manufacturing, page 8. The Q4305 units (about the size of a foot locker) are constructed from a variety of components, including: sheet metal pieces, metal castings, PC boards, mechanical devices, interconnect cables, optical components, and a low powered helium-neon laser. A small percentage of these parts have or shortly will become obsolete. Kitron, with Qtek AB's and our support, expects to continually seek second source suppliers, identify obsolete parts, find replacement parts, and redesign modules to accommodate new components. However, there is no guarantee that critical components will continue to be available to meet customer demand.

Q4305 Performance Option

The aperture card output rate of the Q4305 unit can be increased from 15-20 cards/hour to 30-40 cards/hour by ordering the Q4305 Performance Option. This feature can be incorporated in the delivered product or made by field upgrade by exchanging the standard internal optical bedplate (about the size and shape of a VCR) with a high speed version of the optical bedplate that has the same physical and electrical footprint. The components within each bedplate type are similar and, for the most part, purchased from the same vendors. We designed, manufactured and fielded a limited number of high speed bedplates from our facility in Idaho, and have recently released the design to Kitron to incorporate into the Q4305 production line. Kitron, with Qtek AB's and our support, expects to continually seek second source suppliers, identify obsolete parts, find replacement parts, and redesign modules to accommodate new components used with the performance option. However, there is no guarantee that critical components will continue to be available to meet customer demand.

Q4305 Hollerith Punch

The Hollerith punch provides the capability to print and punch indexing information on the aperture cards as a part of the Q4305's aperture card production process. The Hollerith punch can be incorporated into the original product or provided via field upgrade by exchanging the print module (about the size and shape of a small shoebox), which comes in every basic Q4305 unit, With the Hollerith punch module which has the same physical footprint and similar electrical footprint. About 30% of the components within the print module are similar to the punch module and are purchased from the same vendors. The remaining 70% of component parts are unique to the punch and purchased from a mixture of the same vendors and new vendors. We designed, manufactured and fielded a limited number of Hollerith punch modules from our facility in Idaho, and plan to release the design to Kitron to incorporate into the Q4305 production line. Kitron, with Qtek AB's and our support, expects to continually seek second source suppliers, identify obsolete parts, find replacement parts, and redesign modules to accommodate new components used with the Hollerith punch. However, there is no guarantee that critical components will continue to be available to meet customer demand.

Q4303 Universal Interface

The Q4303 is based on the standard PC platform and consists of a combination of "off the shelf" and customized hardware and software modules, including:

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

We lease 3,120 square feet for our executive offices at 537 Constitution Avenue, Suite B, Camarillo, California. The lease expires March 31, 2002, with an option to extend it for three years. Our current monthly lease rate is $2,737.

We lease 1,800 square feet of office and warehouse space at 720 N. 4th Street, Montpelier, Idaho, to store parts, conduct engineering operations, and perform small scale assembly and administrative tasks to support the Q4300 system. Our current monthly lease rate is $1,195. The lease expired on August 2000 and we are now renting on a month to month basis.

On July 1, 1999, we entered into a long-term non-cancelable operating lease of our facilities in Virginia. The lease requires monthly payments of $2,690 and carries an escalation clause of 3.5% per year. The lease expires in September 2003.

Item 3 Legal Proceedings

At June 30, 2001, we were not involved in any legal proceedings.

Item 4 Submission of Matters to a Vote of Security Holders

No shareholder meeting was held in the fiscal year ended June 30, 2001.

Item 5 Market for Common Equity and Related Stockholder Matters

5.1 Market for common stock

Since confirmation of the PDX plan of reorganization on January 14, 1999, our common stock has been traded on the OTC Bulletin Board (symbol "QTEK"). On June 30, 2001, there were three major market makers for our stock, and 498 shareholders of record holding a total of 22,238,793 outstanding shares. The high and low bid prices per share for our stock since June 31, 2000 are as follows:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
1999					$2.44	$0.63	$2.00	$1.06
2000	$1.88	$1.06	$1.38	$0.63	$0.94	$0.29	$0.31	$0.05
2001	$0.31	$0.11	$0.16	$0.08	$0.11	$0.05

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

5.3 Recent sales of unregistered securities

5.3.1 Shares Issued in Private Placements for Cash and as Compensation for Services.

Since filing our last 10-QSB, we have issued the following equity securities:

(a) In April, May, and June 2001 we issued 559,990 shares of restricted stock to two individuals and three companies for a total consideration of $ 52,677.44. Consulting services were received as consideration for these transactions.

(b) In May 2001 we issued 20,000 Class J warrants to one individual in return for consulting services.

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

5.4 Description of securities

We are authorized to issue 50,000,000 shares of no par common stock and 10,000,000 shares of no par preferred stock. As of June 30, 2001, 22,238,793 shares of our common stock were issued and outstanding and no preferred stock was issued and outstanding.

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

Shareholders have no preemptive rights or other rights to subscribe for additional shares. There are no conversion rights, redemption rights, or sinking fund provisions with respect to shares of the common stock. Shareholders are entitled to receive dividends, when declared by our board of directors, out of funds legally available therefore, subject to the restrictions set forth in the California Corporations Code. If we were to liquidate, dissolve, or wind up, the holders of the common stock would be entitled to receive, pro rata, our net assets remaining after we satisfy our obligations with our creditors and any preferred stockholders. Under Article VII of our Articles of Incorporation, we have eliminated the potential liability of directors and indemnified our directors against any liability for monetary damages, to the extent allowed by California law. The California Corporations Code allows corporations, including our Company, to eliminate or limit the liability of directors for monetary damages except to the extent that the acts of the director are in bad faith, constitute intentional or reckless misconduct, result in an improper personal benefit, or amount to an abdication of the director's duty. The Corporations Code provisions do not affect the availability of equitable remedies against directors nor change the standard of duty to which directors are held. See, Indemnification of Directors and Officers, page 24. All outstanding shares of our common stock are fully paid and not subject to further calls or assessments.

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

5.4.2.2 Warrants to PDX Claimants

The series A, B, C and D Warrants were issued to the unsecured creditors and the shareholders of PDX pursuant to the PDX Plan of Reorganization. Each of the A, B, C, and D Warrants entitles the holder to receive one share of our common stock for each Warrant share on payment of the Warrant exercise price. A total of 7,196,816 A, B, C and D Warrants were issued to PDX creditors and shareholders on confirmation of the Plan, of which 4,027,462 remained outstanding at June 30, 2001. The following shows the terms for each class of Warrants:

Series	Strike price	Expiration Date	Warrants Issued (Original Issue)	Warrants Outstanding (as of 6/30/01)
Class A	$1.00	01/14/00 [1]	1,821,704	0
Class B	$2.00	03/31/02 [2]	1,791,704	1,405,413
Class C	$3.00	03/31/02 [2]	1,791,704	1,283,786
Class D	$4.00	03/31/02 [2]	1,791,704	1,338,263

Notes:

[1] The Class A warrants were extended at the original strike price until April 14, 2000, prior to their expiration on April 14, 2000.

[2] The Class B,C,D warrants were extended at their original strike prices until March 31, 2002.

5.4.2.3 Warrants Issued to QEI Shareholders

Under the PDX Plan and subsequent issuances, a total of 9,718,475 Series E, F, G, H, I, J Warrants were issued to investors and QEI shareholders in exchange for all of the assets and liabilities of QEI, of which a total of 12,582,446 warrant shares remained outstanding as of June 30, 2001. The following shows the terms for each class of Warrants:

Series	Strike price	Expiration Date	Warrants Issued (Original Issue)	Warrants Outstanding (as of 6/30/01)

Class E	$1.00	03/31/02 [1]	812,544	686,544
Class F	$2.00	03/31/02 [1]	812,544	812,544
Class G	$3.00	03/31/02 [1]	1,026,844	1,026,844
Class H	$4.00	10/01/02	1,026,844	1,026,844
Class I	$1.00	03/31/02 [1]	2,744,199	2,571,286
Class J [2]	$1.00	01/14/04	3,295,500	6,458,384

Notes:

1 The Class E,F,G,I Warrants were extended at their original strike prices until March 31, 2002.

2 On the financial statements, we treated the employee options differently than non-employee warrants. There were 2,015,000 of the J warrants issued to employees in prior years. Thus, the number of J warrants here is exactly 2,015,000 higher than disclosed in Note 7(a) of the Financial Statements because of this.

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

5.5 Preferred stock

No preferred stock is outstanding at present, but if we decide to issue preferred stock in the future it could affect the rights of existing common stockholders. Our board of directors is authorized, without further action by stockholders, to issue the preferred stock in one or more series and to fix the dividend rights, dividend rate, conversion rights, voting rights, rights nd terms and conditions of redemption (including sinking fund provisions), preemptive rights, liabilities, liquidation preferences and other rights, qualifications, limitations and restrictions of any wholly unissued series of preferred stock, together with the designation of each series and the number of shares to constitute the series. The board of directors, without shareholder approval, can issue preferred stock with voting and conversion rights which could adversely affect the voting power of the holders of common stock. This could dilute the voting strength of the holders of the common stock and may help our management impede a takeover or attempted change in control.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

6.1 Results of operations

Our revenues totaled $675,145 and $934,214 for the twelve months ended June 30, 2001 and 2000, respectively, a decrease of $259,069 (28%) in 2001 due primarily to a decrease in service revenue and to a lessor extent, sales of aperture cards and equipment.

For the twelve months ended June 30, 2001 and 2000, cost of sales was $459,701 and $743,906, respectively, a decrease of $284,205 (38%). Our cost of sales for both periods consisted mostly of labor and production costs. Cost of sales decreased and consequently gross margin increased in 2001 due to substantially lower sales commissions. In addition, cost of sales in 2000 was inflated by a large adjustment to the reserve for obsolescent inventory.

Operating expenses totaled $1,310,352 for the twelve-month period ended June 30, 2001 as compared to $6,363,957 for the prior twelve-month period. The $5,053,605 (79%) decrease in operating expenses is due primarily to a substantial decrease in stock-based compensation for consulting, legal and professional services, marketing, and other outside services.

We incurred acquisition expenses of $100,000 and $600,000 in the twelve months ended June 30, 2001 and 2000, respectively. In the quarter ended March 31, 2000, we acquired Juniper Acquisition Corporation, a blank check corporation that was registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. We incurred acquisition expenses of $600,000 in the nine months ended March 31, 2000, and $100,000 in the six months ended June 30, 2001, in connection with the Juniper acquisition. We acquired Juniper in order to comply with the OTC Bulletin Board requirement that all issuers must be registered with the SEC under the Exchange Act, in order to continue to be quoted on the OTC Bulletin Board.

6.2 Liquidity and capital resources

We have historically financed operations from the sale of common stock and the conversion of common stock Warrants. At June 30, 2001, we had cash on hand of $3,073 and working capital of $(1,022,410) as compared to cash on hand of $9,355 and working capital of $(813,323) at year-end, June 30, 2000.

Net cash used in operating activities of $380,616 for the twelve months ended June 30, 2001, is attributable primarily to operating losses as adjusted for stock issued for services of $354,322, warrants issued for services of $224,776, loss on impairment of assets of $98,019, and depreciation of $32,732.

Net cash provided by investing activities of $64,659 for the twelve months ended June 30, 2001 consists of collections on notes receivable from stockholders and proceeds from the sale of fixed assets.

Net cash provided by financing activities of $309,675 for the twelve months ended June 30, 2001 represents cash received from the issuance of common stock of $233,511, and cash received from issuance of convertible bonds of $76,164.

Management believes the Company's current cash and cash generated from operations will only be sufficient to meet its anticipated cash needs until November 15, 2001. Accordingly, the Company will require an additional capital infusion or revenues from additional sales to continue operations. Management is not certain if additional capital or sales proceeds will become available and is considering other strategic alternatives, which may include a merger, asset sale, or another comparable transaction, or financial restructuring. If unsuccessful in completing a strategic transaction, the Company may be required to cease operations.

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

During 1999 and 1998 and the subsequent interim period through February 25, 2000, Brown Armstrong did not advise us with respect to any of the matters listed in paragraphs (a)(1)(v)(A) through (D) of Item 304 of Regulation S-K.

Item 9 Directors, Executive Officers, Promoters and Control Persons

9.1 Board of directors and executive officers

Our board of directors consists of three members, each of whom serve three year terms. The following is a summary description of our directors and executive officers:

Tom Sims, President & CEO, Chairman

Mr. Sims, 50, co-founder of QEI in 1991, has served as our President, CEO, and Chairman since QEI's inception and continued in this role following the merger with PDX. Prior to QEI/Quintek, Tom was involved with system engineering, corporate development, and strategic positioning at two start-up companies: Alpharel and PMT Corporation. While at Alpharel, Tom played a key role in pioneering, developing and marketing technologies required for Electronic Information Management Systems (i.e. scanners, plotters, optical disk storage, network communication, etc). Tom held the positions of Design Engineer, Project Engineer, Program Manager, and VP of Operations while working for Bunker Ramo (1973-1985), Alpharel (1985-1990), and PMT (1990-1991) and was responsible for the management and development of complex electronic systems for radar DOA analysis, radar signature analysis, automatic test equipment, high speed recording and scanning equipment (roll film and aperture card), and software for data compression. Tom received his BS degree in Electronics Engineering Technology from the University Of Southern Colorado in 1973.

Kurt Kunz, VP Engineering, Director

Mr. Kunz, 41, co-founder of QEI in 1991, has served as our Vice President of Engineering and Corporate Director since QEI's inception and continued in this role following the merger with PDX. Prior to QEI, Kurt held the positions of Software Design Engineer, Mechanical Design Engineer, Systems Engineer and Engineering Manager at three high tech companies; QED Systems (1986-1987), Alpharel(1987-1990), and PMT (1990-1991). Kurt received his BS degree in Mechanical Engineering from the University of Utah in 1986.

Kelly Kunz - VP Manufacturing, Director

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

Catherine Sims - Corporate Secretary

Mrs. Sims, 51, has served as our Corporate Secretary since QEI's inception and continued in this role following the merger with PDX, with the exception of the time period between February 1998 and October 1999. Mrs Sims has taken courses on corporate secretary duties and responsibilities and received her AA degree in Nursing from Ventura college in 1985. Catherine is the wife of Tom Sims, our President & CEO.

Teresa Kunz - Corporate Treasurer

Mrs. Kunz, 40, has served as our Corporate Treasurer since QEI's inception and continued in this role following the merger with PDX. During the latter part of CY 00 Mrs Kunz assumed the role of Controller and has served our company in that capacity since. Mrs Kunz received her AA degree in accounting from Ricks College in 1981. Teresa is the wife of Kurt Kunz, our Vice President of Engineering and Director and sister-in-law of Kelly Kunz, Vice President and Director.

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

Item 10 Executive Compensation

None of our executive officers received a total annual salary and bonus of more than $100,000 for the year ended June 30, 2001. The following table summarizes the yearly compensation of our President for the three years ended June 30, 2001.

			Annual Compensation		Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(i)
Name	Year	Salary	Bonuses	Other Annual Compensation (1)	Restricted Stock Awards	Securities Underlying Options	All Other Compensation (2)
Tom Sims	2001	$60,000	0
President	2000	$60,000	0	$6,293(1)	$10,000(3)	285,000(2)	$2,527
	1999	$60,000	0	$7,765(1)	0		$4,748

(1) These amounts represent the Company's payments to purchase an automobile for Mr. Sims for business and personal use.

(2) Includes 35,000 options granted to Mr. Sims' wife, who is also our corporate secretary.

(3) This represents an issuance of 10,000 shares of restricted stock valued at $1.00 per share.

No Stock Options Were Granted in Fiscal 2001

Quintek did not grant any stock options or stock appreciation rights or Long-Term Incentive Plan Awards to its officers or employees, in the fiscal year ended June 30, 2001.

Aggregated 2001 Option Exercises and Year-End Values

The following table summarizes the number and value of all unexercised stock options held by Mr. Sims at June 30, 2001. No stock appreciation or similar rights were exercised during or remained outstanding at the end of Fiscal 2001.

(a)	(b)	(c)	(d)	(e)
			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)
Name	Shares Acquired on Exercise	Value Realized	Exercisable/Unexercisable	Exercisable/Unexercisable

Tom Sims	0	$0	285,000*/0	$0/$0**

* Includes options and shares granted to Mr. Sims' wife, who is also our corporate secretary.

** Based on a closing bid price on the OTC Bulletin Board on June 30, 2001.

Item 11 Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the ownership of our common stock, as of June 30, 2001, by our directors, named executive officer, Tom Sims, and by two shareholders who owned more than 5% of the outstanding shares. This information was given to us by the transfer agent and the numbers are based on definitions found in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934.

On June 30, 2001, 22,238,793 shares of our common stock were outstanding.

	Shares Owned (1)
Shareholder (2)	Number	Percent

Tom Sims, President, CEO and Chairman (1), (4)	1,514,495	6.72%

Kurt Kunz, VP Engineering and Director (2), (4)	1,953,000	8.65%

Kelly Kunz, VP Manufacturing and Director (3), (4)	540,000	2.40%

Alex Black (5)	2,300,000	9.57%

TPG Corporation (6)	2,358,490	7.96%

All directors as a group (4) (3 persons)	4,007,495	17.77%

(1) Includes 1,173,668 shares beneficially owned by a family trust for Tom Sims, his wife, Catherine, and their children, 20,827 shares owned by Tom Sims, and 35,000 shares owned by Catherine Sims. Catherine Sims serves as our corporate secretary.

(2) These shares are beneficially owned equally by Kurt Kunz, his wife, Teresa, and their children. Teresa Kunz serves as our corporate Treasurer.

(3) These shares are beneficially owned equally by Kelly Kunz and his wife and their children.

(4) Includes options and warrants to purchase shares by directors, officers and their spouses exercisable within 60 days after June 30, 2001, as follows: Tom and Catherine Sims 285,000; Kurt and Teresa Kunz 350,000; Kelly Kunz 280,000.

(5) Includes warrants to purchase 1,800,000 shares of common stock.

(6) These represent shares issued (400,000 share) and reserved (1,958,490) for issuance to TPG Corporation in consideration for acquisition of Juniper Corporation, a reporting company acquired by our company to become a reporting company and insure continued trading on the OTCBB (Refer to Section 1.3, page 4).

Item 12 Certain Relationships and Related Transactions

We have made unsecured loans to our directors and officers, listed below. These loans were all renegotiated as of June 30, 1999. The current loan terms each provide that they are due in 20 years, on June 30, 2019. They bear interest at 4% per annum. Each officer is obligated to pay $100 per month until the loan matures and to pay the remaining unpaid balance in one balloon payment on June 30, 2019. At June 30, 2000, and June 30, 2001, the following amounts of principal and interest on these loans were unpaid:

	6/30/01	6/30/00
Tom Sims	$ 180,685	$ 181,767
Kurt Kunz	$ 54,566	$ 53,616
Kelly Kunz	$ 17,971	$ 7,421
Tom Salahub	$ --	$ 27,464

These loans were not made in arms-length negotiations between us and the borrowers. The borrowers could not have obtained unsecured loans on similar terms from unrelated third parties. Because of the unsecured nature and length of these loans, they have been discounted by $256,664 (99%) on our financial statements. See, Note 3 to our Financial Statements for the Years ended June 30, 2001 and 2000. To the extent that the interest rate, maturity and other terms of these loans are more favorable than could be obtained from third parties, the benefit received by the directors and officers can be considered additional compensation to them.

Item 13 Exhibits and Reports on Form 8-K

13.1 Exhibits

2.1 #	Agreement and Plan of Reorganization between Quintek Technologies, Inc., and Juniper Acquisition Corporation.
3.1 *	Articles of Incorporation.
3.2 *	Bylaws.
10.1 *	Cooperation Agreement between Quintek Electronics, Inc., Qtek Aperture AB, and Bofors AB, Missiles Production (November 21, 1997).
10.2 *	4300 License Agreement between Quintek Technologies, Inc. and Qtek Aperture Card AB (January 18, 2000).
10.3 *	Additional Agreement between Quintek Technologies, Inc. and Qtek Aperture Card AB (January 18, 2000).

# Incorporated by reference to Exhibit 2.1 to the Form 8-K dated February 24, 2000.

* Incorporated by reference the Form 10-KSB for the fiscal year ended June 30, 2000.

13.2 Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUINTEK TECHNOLOGIES, INC.

Date: October 15, 2001

Tom W. Sims

------------------------------------------

Tom W. Sims, President & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Date: October 15, 2001	Tom Sims
Tom Sims, Chairman

Date: October 15, 2001	Kurt Kunz
Kurt Kunz, Director

Date: October 15, 2001	Kelly Kunz
Kelly Kunz, Director

Sprayberry, Barnes, Marietta & Luttrell

Certified Public Accountants
Daniel Sprayberry, C.P.A.	Members:	Martin J. Marietta, C.P.A.
Mark Luttrell, C.P.A.	American Institute of Certified Public Accountants	Dana Boutain, C.P.A.
Gregory G. Braun, C.P.A.	SEC Practice Section	Dwayne Schiellack, C.P.A.
Ann M. Braun, C.P.A.	California Society of Certified Public Accountants	Jeffrey Freeman, C.P.A.
Jennifer Haney, C.P.A.		William Duerksen, C.P.A.
Laima Swanson, C.P.A.		Audrey Tamekazu, C.P.A.
Michael Luxton, C.P.A.		Matthew Davis, C.P.A.
Veronica Quintana, C.P.A.		Lisa Pereira, C.P.A.
Deborah Blann, C.P.A.		Kimberly Alvarado, C.P.A.
David Beall, C.P.A.		Stephanie Peters, C.P.A.
Andrew Kiefer, C.P.A.		William Sablan, C.P.A.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders

Quintek Technologies, Inc.

Camarillo, California

We have audited the accompanying balance sheet of Quintek Technologies, Inc., as of June 30, 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Quintek Technologies, Inc., as of June 30, 2001 and 2000, in conformity with generally accepted accounting principles of the United States of America.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern; however, the Company has experienced losses from operations and substantial doubt exists as to its ability to continue as a going concern. Continuation is dependent upon the success of future operations. Management's plans in regard to those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Oxnard, California

September 30, 2001

QUINTEK TECHNOLOGIES, INC.

BALANCE SHEET - JUNE 30, 2001

ASSETS

Current Assets:
Cash		$ 3,073
Accounts receivable (net of allowance for doubtful
>>accounts of $5,277)		33,331
Inventory		40,087
Investment		8,672
Other current assets		16,250

Total current assets		101,413

Property and Equipment, At Cost:
Equipment	$ 102,881
Computer and office equipment	88,492
Furniture and fixtures	32,526

	223,899

Less - Accumulated depreciation	(171,974)	51,925

Other Assets:
Deposits	4,994
Intangible assets (net of accumulated amortization
>>of $27,318)	108,748
Employee receivables, net	2,400	116,142

		$ 269,480

The accompanying notes are an integral part of the financial statements.

QUINTEK TECHNOLOGIES, INC.

BALANCE SHEET - JUNE 30, 2001

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable		$ 321,470
Payroll and payroll taxes payable		108,037
Payroll taxes assumed in merger		156,792
Accrued contingency payable		100,000
Accrued expenses		99,637
Other current liabilities		43,088
Convertible bonds		247,205
Unearned revenue		47,594

Total current liabilities		1,123,823

Commitments and Contingencies		--

Stockholders' Deficit:
Common stock - $0.01 par value
Authorized - 50,000,000 shares
Issued and outstanding - 22,237,793 shares	$ 222,378
Additional paid-in capital	19,355,796
Retained deficit	(20,309,743)

	(731,569)
Less subscriptions receivable	(122,774)	(854,343)

		$ 269,480

The accompanying notes are an integral part of the financial statements.

QUINTEK TECHNOLOGIES, INC.

Statements of Operations
For the Years Ended June 30, 2001 and 2000

	2001	2000

Sales	$ 675,145	$ 934,214

Cost of Sales	459,701	743,906

Gross margin	215,444	190,308

Operating Expenses:
Selling, general, and administrative expenses	633,236	1,012,687
Stock-based compensation for services	579,097	5,351,270
Impairment loss	98,019	--

	1,310,352	6,363,957

Loss from operations	(1,094,908)	(6,173,649)

Other Income (Expenses):
Gain on sale of fixed assets	42,803	2,584
Other income	14,368	7,216
Gain on investment	5,872	3,420
Acquisition expense	(100,000)	(600,000)
Interest expense	(43,149)	(51,860)

	(80,106)	(638,640)

Net loss before income taxes	(1,175,014)	(6,812,281)

Provision For Income Taxes	800	2,400

Net loss	$ (1,175,814)	$ (6,814,681)

Net Loss Per Share:
Basic and diluted	$ (0.06)	$ (0.43)

The accompanying notes are an integral part of the financial statements.

QUINTEK TECHNOLOGIES, INC.

Statement of Stockholders' Deficit
For the Years Ended June 30, 2001 and 2000

			Additional		Total
	Common Stock		Paid-in	Retained	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, June 30, 1999	13,293,500	$ 132,935	$ 11,560,491	$ (12,319,248)	$ (625,822)

Stock issuances	4,617,758	46,178	3,968,893	--	4,015,071

Warrant issuances	--	--	2,934,295	--	2,934,295

Net loss	--	--	--	(6,814,681)	(6,814,681)

Balance, June 30, 2000	17,911,258	179,113	18,463,679	(19,133,929)	(491,137)

Stock issuances	4,326,535	43,265	667,341	--	710,606

Warrant issuances	--	--	224,776	--	224,776

Net loss	--	--	--	(1,175,814)	(1,175,814)

Balance, June 30, 2001	22,237,793	$ 222,378	$ 19,355,796	$ (20,309,743)	$ (731,569)

The accompanying notes are an integral part of the financial statements.

QUINTEK TECHNOLOGIES, INC.

Statements of Cash Flows
For the Years Ended June 30, 2001 and 2000

	2001		2000
Cash Flows From Operating Activities:
>Net loss	$ (1,175,814)		$ (6,814,681)
>Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	32,732		49,524
Common stock issued for services	354,322		2,416,975
Warrants issued for services	224,776		2,934,295
Loss on impairment	98,019		--
Gain on sale of fixed assets	(42,803)		(2,584)
Gain on investment	(5,872)		(3,420)
Stock options issued for services	--		56,190
>Net change in operating assets and liabilities	134,024	124,583	124,583

Net cash used in operating activities	(380,616)		(1,239,118)

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	49,147		--
Net decrease in employee receivables	15,512		9,056
Purchase of fixed assets	--		(37,668)

Net cash provided by (used in) investing activities	64,659		(28,612)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	201,847	124,583	1,211,806
Proceeds from the issuance of convertible bonds	76,164	124,583	--
Payments received on subscriptions	31,664	124,583	--
Principal payments on obligations under capital leases	--	124,583	(3,785)
Net change in note payable - related party	--	124,583	30,000

Net cash provided by financing activities	309,675		1,238,021

Net Decrease in Cash	(6,282)		(29,709)

Cash, Beginning of Year	9,355		39,064

Cash, End of Year	$ 3,073		$ 9,355

The accompanying notes are an integral part of the financial statements.

QUINTEK TECHNOLOGIES, INC.

Notes to Financial Statements

June 30, 2001 and 2000

(1) Summary of Significant Accounting Policies

This summary of significant accounting policies of Quintek Technologies, Inc. ("the Company") is presented to assist in understanding the Company's financial statements. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

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

QUINTEK TECHNOLOGIES, INC.

Notes to Financial Statements

June 30, 2001 and 2000

  Summary of Significant Accounting Policies (Continued)

(a) Nature of Business (continued)

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

(b) Basis of Accounting

The Company reports on the accrual basis of accounting for both financial statement and income tax purposes. Revenue from product sales is recognized upon shipment of the product. Revenue from services is recognized as the service is provided using the straight-line method over the life of the contract. A related liability is recorded for the unearned portion of service revenue received.

(c) Use of Estimates

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

(d) Major Customers

The Company had one customer that accounted for more than 10 percent of revenue. For the year ended June 30, 2001, revenues from the Company's major customer amounted to approximately $208,000. Accounts receivable from this major customer was approximately $200 at June 30, 2001. For the year ended June 30, 2000, revenues from the Company's three major customers amounted to approximately $141,700, $122,300 and $85,000. Accounts receivable from these major customers totalled approximately $7,900 at June 30, 2000.

QUINTEK TECHNOLOGIES, INC.

Notes to Financial Statements

June 30, 2001 and 2000

(1) Summary of Significant Accounting Policies (Continued)

(e) Major Suppliers

There are currently only two known suppliers of aperture cards that use dry silver film. A continued supply of aperture card media is crucial to the success of the Company because without cards, customers have no use for the Company's equipment, services and software.

(f) Concentration of Credit Risk - Cash

The Company maintains its cash balances in various financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At various times throughout the year ended June 30, 2001, the Company has maintained balances in excess of federally insured limits.

(g) Accounts Receivable

The allowance for bad debt is established through a provision for bad debt charged to expense. Receivables are charged off against the allowance when management believes that the collectibility of the account is unlikely. Recoveries of amounts previously charged off are credited to the allowance.

(h) Inventory

Inventory consists of aperture cards, parts and supplies, and completed machines, and is stated at the lower of cost or market. Cost is determined on a FIFO (first-in, first-out) basis.

Inventories are summarized as follows at June 30, 2001:

Parts and supplies	$ 333,854
Aperture cards	3,877

337,731
Reserve for obsolescence	(297,644)

$ 40,087

QUINTEK TECHNOLOGIES, INC.

Notes to Financial Statements

June 30, 2001 and 2000

(1) Summary of Significant Accounting Policies (Continued)

    Property, Equipment, and Depreciation

Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight line and accelerated methods over the following estimated useful lives:

Asset Classification	Estimated Useful Life

Equipment	5 Years
Computer and office equipment	3-7 Years
Furniture and fixtures	7 Years

Expenditures for maintenance and repairs are charged against operations when incurred. Major renewals and betterments are capitalized.

(j) Intangible Assets

The cost of patents and purchased proprietary processes acquired are being amortized using the straight-line method over their remaining useful lives, ranging from 7 to 14 years.
    Payroll Taxes Assumed in Merger

The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance at June 30, 2001 is $156,792.

(l) Equity Method of Accounting for Investments

Investments in companies in which the Company has a 20% to 50% interest are carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses.

(m) Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to operations for the years ended June 30, 2001 and 2000 were $63,776 and $80,170, respectively.

(n) Advertising

The Company expenses advertising costs as they are incurred. Advertising expense was $921 and $1,239 for the years ended June 30, 2001 and June 30, 2000, respectively.

QUINTEK TECHNOLOGIES, INC.

Notes to Financial Statements

June 30, 2001 and 2000

(1) Summary of Significant Accounting Policies (Continued)

    Impairment Loss

The Company acquired equipment and technological assets during the merger with Pacific Diagnostic Technologies, Inc. The assets are specific to an industry in which the Company does not operate and are therefore unusable by the Company in its normal business operations. The assets were listed as idle property and were recorded at estimated net realizable value at the time of the merger. The Company has since attempted to sell the assets, but has been unsuccessful. Management now believes it may not be able to sell the assets and has determined that the net realizable value should be reduced to zero. Accordingly, an impairment loss of $98,019 has been recognized in the accompanying financial statements and included in operating expenses.

(p) Income Taxes

The Company accounts for income taxes using the liability approach to financial accounting and reporting. Current income taxes are based on the year's income taxable for federal and state reporting purposes.

The Company has a deferred tax asset due to net operating loss carryforwards and temporary taxable differences due to stock-based compensation for income tax purposes.

The deferred tax asset is $2,303,538 and $2,109,926 as of June 31, 2001 and 2000, respectively. However, due to the ongoing nature of the losses and the potential inability of the Company to ever realize the benefit, a valuation allowance has been established for 100% of the deferred tax asset. Net operating loss carryforwards expire at various times through the year 2017.

The effects of temporary differences that give rise to significant portions of the deferred tax benefit are presented below:

	2001	2000

Net operating loss carryforward	$ 168,262	$ 376,565
Stock-based compensation	32,594	300,975

	200,856	677,540
Less valuation allowance	(200,856)	(677,540)

Total	$ --	$ --

QUINTEK TECHNOLOGIES, INC.

Notes to Financial Statements

June 30, 2001 and 2000

(1) Summary of Significant Accounting Policies (Continued)

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

The Company's board of directors authorized a stock award and long-term incentive plan which includes stock appreciation rights and certain stock incentive awards. Nothing has been issued under the plan and the plan has not been approved by the shareholders as of June 30, 2001.

(r) Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding of 22,237,793 and 15,843,499 at June 30, 2001 and 2000, respectively. The basic and diluted earnings per share calculations are the same because potential dilutive securities would have had an antidilutive effect.

Securities that were not included in the earnings per share calculation because they were antidilutive consist of the convertible bonds, stock options, and warrants.

(s) Recent Accounting Pronoucements

In June 2001, the Financial accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS 142 is effective January 1, 2002, and requires goodwill and certain intangible assets to remain on the balance sheet and not be amortized. On an annual basis, or when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is currently evaluating the provisions of SFAS 142 and has not yet determined the impact on the Company's financial position and results of operations.

(2) Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern; however, the Company has sustained substantial operating losses. In view of this matter, realization of a major portion of the assets in the accompanying

QUINTEK TECHNOLOGIES, INC.

Notes to Financial Statements

June 30, 2001 and 2000

  Going Concern (Continued)

balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

Management believes the Company's current cash and cash generated from operations will only be sufficient to meet its anticipated cash needs until November 15, 2001. Accordingly, the Company will require an additional capital infusion or revenues from additional sales to continue operations. Management is not certain if additional capital or sales proceeds will become available and is considering other strategic alternatives, which may include a merger, asset sale, or another comparable transaction, or financial restructuring. If unsuccessful in completing a strategic transaction, the Company may be required to cease operations.

(3) Employee Receivables

2001

Notes receivable from officers, unsecured, due on June 30, 2019, plus interest at 4%.	$ 235,251

Notes receivable from employees, unsecured, due on June 30, 2019, plus interest at 4%.	23,813
259,064

Valuation allowance	(256,664)
$ 2,400

  Investment

The investment held by the Company consists of a 49% ownership interest in Qtek Aperture Card AB, a Swedish corporation. The investment is accounted for on the equity method.

Pertinent financial information for the Company as of June 30, 2001 and 2000, is as follows:

QUINTEK TECHNOLOGIES, INC.

Notes to Financial Statements

June 30, 2001 and 2000

  Investment (Continued)

	2001	2000
Balance sheet:
Assets	$147,926	$155,892

Liabilities	$100,510	$95,891
Equity	47,416	60,001

	$147,926	$155,892

Income statement:
Revenues	$202,057	$285,600
Expenses	(190,073)	(278,621)

Net income	11,984	6,979
	x 49%	x 49%

Company's share of net income	$ 5,872	$ 3,420

(5) Convertible Bonds

Convertible bonds consists of the following:

2001
Bonds payable with interest at 9%, due on various dates in 2001, convertible to shares of common stock in increments of $1,000 or more at the rate of $1.00 per share.	$ 206,064

Bonds payable with interest at 12%, due July 2000, convertible to shares of common stock in increments of $500 or more at the rate of $.75 per share.	41,141

$ 247,205

(6) Commitments and Contingencies

(a) Operating Leases

The Company leases its office facilities under a non-cancelable operating lease that requires total monthly rental payments of $2,737. The lease expires on March 31, 2002 with an option to extend the lease an additional 36 months. The lease contains a rental payment escalation clause.

QUINTEK TECHNOLOGIES, INC.

Notes to Financial Statements

June 30, 2001 and 2000

(6) Commitments and Contingencies (Continued)

On July 1, 1999, the Company entered into a long-term non-cancelable operating lease of its facilities in Virginia. The lease requires monthly rental payments of $2,690 and carries an escalation clause of 3.5% per year. The lease expires September 2003.

For the years ended June 30, 2001 and 2000, rent expense for these operating leases totaled $64,184 and $55,279, respectively.

Minimum future rental payments under the non-cancelable operating leases are as follows:

Years ended June 30,
2002	$ 58,041
2003	34,841
2004	8,949

$ 101,831

(b) Purchase Obligation

The Company has established a licensing agreement with Qtek Aperture Card AB ("Qtek"). Under the agreement the Company is required to purchase at least 30 of the 4305 units at approximately $18,000 each before June 30, 2004. As of June 30, 2001, the Company had purchased 15 units under the agreement.

(c) Purchase Agreement

At February 24, 2000 the Company entered into an agreement with TPG Capital Corporation ("TPG"), the shareholder of Juniper Acquisition Corporation ("Juniper"), to acquire Juniper in order to effect transactions intended to combine the Company with a United States reporting company and for related matters. The original consideration for the acquisition was $200,000 in cash and 400,000 shares of the Company's common stock (the "Exchange Shares"). Per the agreement, at February 24, 2001 (the "Reset Date"), the number of Exchange Shares shall be increased so that the number of Exchange Shares multiplied by the average closing bid price of the Company's common stock for the 30 days immediately prior to February 24, 2001, shall equal a value of $500,000.

The Company is negotiating an amendment to the original purchase agreement. Although the amendment has not yet been finalized, management expects to issue 1,958,490 shares of the Company's common stock to TPG in satisfaction of the original agreement and as consideration for a release from the antidilution provisions

QUINTEK TECHNOLOGIES, INC.

Notes to Financial Statements

June 30, 2001 and 2000

(6) Commitments and Contingencies (Continued)

contained in the agreement. Accordingly, a liability has been recorded in the accompanying financial statements for this accrued purchase expense.

(d) Income Tax Return Filings

The Company has not filed income tax returns for several years. Due to operating losses, income tax liability and penalties would not be substantial. However, the state of California could potentially revoke the Company's charter if the Company does not become current on its income tax return filings.

(7) Stockholders' Deficit

(a) Common Stock and Warrants

The Company has authorized 50 million shares of $0.01 par value common stock. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares. At June 30, 2001 there were 22,237,793 shares of common stock issued and outstanding.

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

Class B - 1,405,413 warrants on non-restricted stock with a strike price of $2.00 per share, expiring on March 31, 2002.

Class C - 1,283,786 warrants on non-restricted stock with a strike price of $3.00 per share, expiring on March 31, 2002.

Class D - 1,338,263 warrants on non-restricted stock with a strike price of $4.00 per share, expiring on March 31, 2002.

Class E - 686,544 warrants on restricted stock with a strike price of $1.00 per share, expiring on March 31, 2002.

Class F - 812,544 warrants on restricted stock with a strike price of $2.00 per share, expiring on March 31, 2002.

Class G - 1,026,844 warrants on restricted stock with a strike price of $3.00 per share, expiring on March 31, 2002.

QUINTEK TECHNOLOGIES, INC.

Notes to Financial Statements

June 30, 2001 and 2000

(7) Stockholders' Deficit (Continued)

Class H - 1,026,844 warrants on restricted stock with a strike price of $4.00 per share, expiring on October 1, 2002.

Class I - 2,571,286 warrants on restricted stock with a strike price of $1.00 per share, expiring on March 31, 2002.

Class J - 4,443,384 warrants on restricted stock with a strike price of $1.00 per share, expiring on January 14, 2004. (On these financial statements, we treated the employee options differently than non-employee warrants. There were 2,015,000 of the J warrants issued to employees in prior years. Thus, the number of J warrants here is exactly 2,015,000 less than disclosed in Item 5.4 of the Form 10-KSB because of this.)

(b) Common Stock Reserved

At June 30, 2001, common stock was reserved for the following reasons:

Conversion of bonds	247,205	shares
Exercise of stock options	2,015,000	shares
Exercise of common stock warrants	14,595,908	shares

(c) Stock Option Agreements

The Company has granted fixed employee stock-based compensation options. The fixed option agreements typically have a maximum term of 5 years and are fully vested at the date of grant.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value:

Fixed
Options

Dividend yield (%)	0.00% %
Risk-free interest rate (%)	6.27% %
Expected life (years)	5 Years
Expected volatility (%)	112.20% %

QUINTEK TECHNOLOGIES, INC.

Notes to Financial Statements

June 30, 2001 and 2000

(7) Stockholders' Deficit (Continued)

Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been reduced as follows:
	2001	2000
Net loss:
As reported	$ (1,175,814)	$ (6,814,681)

Pro forma	$ (1,175,814)	$ (8,399,508)

Basic loss per share:
As reported	$ (0.06)	$ (0.43)

Pro forma	$ (0.06)	$ (0.53)

Diluted loss per share:
As reported	$ (0.06)	$ (0.43)

Pro forma	$ (0.06)	$ (0.53)

The following is a schedule of the weighted average exercise price and weighted average fair value in accordance with SFAS 123:
	Weighted Average	Weighted Average
	Exercise Price	Fair Value
Exercise price:
Equals market price	$ --	$ --
Exceeds market price	$ 1.00	$ 0.81
Less than market price	$ --	$ --

The Company applies APB Opinion 25 in accounting for its fixed stock compensation. Compensation cost charged to operations for the year ended June 30, 2001 was $0.

QUINTEK TECHNOLOGIES, INC.

Notes to Financial Statements

June 30, 2001 and 2000

(7) Stockholders' Deficit (Continued)

Following is a summary of the status of the stock option agreements during the year ended June 30, 2001:
	Number of	Weighted Avg.
	Shares	Exercise Price

Outstanding at July 1, 2000	2,015,000	$ 1.01

Granted	--	--
Exercised	--	--
Forfeited	--	--

Outstanding at June 30, 2001	2,015,000	1.01

Options exercisable at June 30, 2001	2,015,000	1.01

Following is a summary of the status of the stock option agreements outstanding at June 30, 2001:

		Weighted Average
		Remaining	Weighted Average
Exercise Price Range	Number	Contractual Life	Exercise Price

$1.00 - $4.00	2,015,000	31 months	$1.01

(8) Related Party Transactions

During the year ended June 30, 2001, the Company sold aperture cards to Qtek Aperture Card AB, a related party, for $18,480. Additionally, during the year ended June 30, 2001, the Company purchased two machines at a total cost of $42,000. These prices represent the retail price less the normal discount given to third-party dealers.

QUINTEK TECHNOLOGIES, INC.

Notes to Financial Statements

June 30, 2001 and 2000

(9) Statements of Cash Flows - Supplemental Disclosures

The net changes in operating assets and liabilities shown on the statement of cash flows consist of the following:
		2001	2000
(Increase) Decrease:
Accounts receivable		$ 746	$ 47,261
Inventory		162,725	23,752
Other current assets		7,326	(4,909)
Deposits		4,669	(6,553)
Idle property		--	1,981
Increase (Decrease):
Accounts payable		(164,899)	115,999
Payroll and payroll taxes payable		44,926	8,846
Payroll taxes assumed in merger		(26,047)	(22,779)
Accrued contingency payable		100,000	--
Accrued expenses		30,336	11,948
Other current liabilities		(35,622)	(43,345)
Unearned revenue		9,864	(7,618)

		$ 134,024	$ 124,583

Operating activities reflect:

Interest paid	$ 43,149	$ 51,860

Income taxes paid	$ --	$ --

For the year ended June 30, 2000, the Company had non-cash financing transactions related to the conversion of bonds into common stock for $330,100.

(10) Subsequent Events

Subsequent to June 30, 2001, 41,333 of B, C, and D warrants each were exercised into free-trading stock. Additionally, the Company issued 5,167,035 shares of restricted common stock. The Company also issued 1,958,490 shares of common stock in satisfaction of the agreement with TPG Capital Corporation described in Note 6(c).

Subsequent to June 30, 2001, several of the outstanding convertible bonds have become due and payable. The Company plans to raise funds through additional equity transactions in order to repay these bonds.