Form 10QSB
period 2001-09-30
QUINTEK TECHNOLOGIES INC
filed 2001-11-21
CIK 1107714

As filed with the SEC on November 21, 2001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report

Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the period ended September 30, 2001

QUINTEK TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

California	000-29719	77-0505346
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

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

On November 20, 2001, 32,428,317 shares of the issuer's common stock were outstanding.

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Table of Contents
Part I.	Financial Information	1
Item 1.	Financial Statements	1
Item 2.	Management's Discussion and Analysis	7
	Results of Operations	7
	Liquidity and capital resources	7
Part II.	Other Information	9
Item 3.	Changes in Securities and Use of Proceeds	9
Item 4.	Exhibits and Reports on Form 8-K	9
	Exhibits	9
	Reports on Form 8-K	9
Signatures		10

Part I. Financial Information

Item 1. Financial Statements

QUINTEK TECHNOLOGIES, INC.
Balance Sheets
As of September 30, 2001

Assets
	September 30, 2001	June 30, 2001
	(Unaudited)
Current Assets:
Cash	$2,410	$3,073
Accounts receivable (net of allowance for doubtful
accounts of $16,365 and $5,277, respectively)	39,931	33,331
Inventory	27,620	40,087
Investment	8,672	8,672
Other current assets	18,352	16,250

	96,985	101,413
Property and Equipment, at Cost:
Equipment	102,881	102,881
Computer and office equipment	88,492	88,492
Furniture and fixtures	32,526	32,526

	223,899	223,899

Less - Accumulated depreciation	(177,646)	(171,974)

	46,253	51,925
Other Assets:
Deposits	4,994	4,994
Intangible assets (net of accumulated amortization
of $29,586 and $27,318, respectively)	106,481	108,748
Employee receivables, net	24,653	2,400

	136,128	116,142

	$279,366	$269,480
The accompanying notes are an integral part of these financial statements.

QUINTEK TECHNOLOGIES, INC.
Balance Sheets
As of September 30, 2001

Liabilities and Stockholders' Deficit

	September 30, 2001	June 30, 2001
	(Unaudited)
Current Liabilities:
Accounts payable	$312,972	$321,470
Payroll and payroll taxes payable	164,059	108,037
Payroll taxes assumed in merger	156,792	156,792
Accrued contingency payable	--	100,000
Accrued expenses	110,537	99,637
Other current liabilities	51,519	43,088
Convertible bonds	366,405	247,205
Unearned revenue	46,952	47,594
Notes payable - stockholders	20,000	--

	1,229,236	1,123,823
Stockholders' Deficit:
Common stock - par value $.01
>>Authorized - 50,000,000 shares
>>Issued and outstanding - 29,727,317 shares	297,273	222,378
Additional paid-in capital	19,646,648	19,355,796
Retained deficit	(20,783,053)	(20,309,743)

	(839,132)	(731,569)
Less subscriptions receivable	(110,738)	(122,774)

Total stockholders' deficit	(949,870)	(854,343)

	$279,366	$269,480

The accompanying notes are an integral part of these financial statements.

QUINTEK TECHNOLOGIES, INC.
As of September 30, 2001

Statements of Operations

	Three Months Ended
	September 30, 2001	September 30, 2000
	(Unaudited)	(Unaudited)

SALES	$66,759	$34,638

COST OF SALES	55,075	39,191

Gross margin	11,684	(4,553)

OPERATING EXPENSES:
Stock-based compensation for services	352,755	226,825
Selling, general, and administrative expenses	128,854	214,442

	481,609	441,267

Loss from operations	(469,925)	(445,820)

OTHER INCOME (EXPENSE):
Other income	4,935	7,807
Interest expense	(7,520)	(7,489)

	(2,585)	318

Net loss before taxes	(472,510)	(445,502)

PROVISION FOR INCOME TAXES	800	800

Net loss	$(473,310)	$(446,302)

NET LOSS PER SHARE:
Basic and diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

QUINTEK TECHNOLOGIES, INC.
Statements of Cash Flows
As of September 30, 2001

	Three Months Ended
	September 30, 2001	September 30, 2000
	(Unaudited)	(Unaudited)

Net Cash Used in Operating Activities	$(42,446)	$(154,369)

Net Cash Used In Investing Activities	(22,253)	(6,532)

Net Cash Provided by Financing Activities	64,036	146,352

Net Decrease in Cash	(663)	(14,549)

Cash, Beginning of Period	3,073	9,355

Cash (Bank Overdraft), End of Period	$2,410	$(5,194)

The accompanying notes are an integral part of these financial statements.

QUINTEK TECHNOLOGIES, INC.

Notes to the Financial Statements

As of September 30, 2001

(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Quintek Technologies, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of September 30, 2001, the results of operations for the three months ended September 30, 2001 and 2000, and cash flows for the three months ended September 30, 2001 and 2000. The results of operations for the three months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year or for any future period.

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

The Company's management is unable to determine how long its cash flow will sustain its operations or whether certain creditors will initiate actions to collect amounts due. Accordingly, the Company will require an additional capital infusion or revenues from additional sales to continue operations. Management is not certain if additional capital or sales proceeds will become available and is considering other strategic alternatives, which may include a merger, asset sale, or another comparable transaction, or financial restructuring. If unsuccessful in completing a strategic transaction, the Company may be required to cease operations.

(3) Net Loss per Share

Basic net loss per share is based on the weighted average number of common shares outstanding of 26,190,428 and 18,099,888 for the three-month periods ended September 30, 2001 and 2000, respectively. The basic and diluted earnings per share calculations are the same because potential dilutive securities would have had an antidilutive effect.

Securities that were not included in the earnings per share calculation because they were antidilutive consist of the convertible bonds, stock options, and warrants.

(4) Inventory

Inventory consists of aperture cards, parts and supplies, and completed machines, and is stated at the lower of cost or market. Cost is determined on a FIFO (first-in, first-out) basis.

Inventories are summarized as follows at September 30, 2001:

Parts and supplies	$323,836
Aperture cards	1,428

325,264
Reserve for obsolescence	(297,644)

$27,620

(5) Convertible Bonds

Convertible bonds consists of the following:

Bonds payable with interest at 9%, due on various dates in 2001, convertible to shares of common stock in increments of $1,000 or more.	$295,264

Bonds payable with interest at 12%, due July 2000, convertible to shares of common stock in increments of $500 or more.	71,141

$366,405

Subsequent to September 30, 2001, several of the outstanding convertible bonds have become due and payable. The Company hopes to raise funds through additional equity transactions in order to repay these bonds.

(6) Notes Payable - Stockholders

Notes payable to stockholders, due on demand, unsecured, with interest at 12% per annum.	$20,000

(7) Subsequent Events

Subsequent to September 30, 2001, the Company issued 2,700,000 shares of restricted common stock for services rendered.

Item 2. Management's Discussion and Analysis

  Results of Operations

Our revenues totaled $66,759 and $34,638 for the three months ended September 30, 2001 and 2000, respectively, an increase of $32,121 (92.7%). Revenue for both quarters consists of sales of cards, parts, and computers and peripherals.

For the three months ended September 30, 2001 and 2000, cost of sales was $55,075 and $39,191, respectively, an increase of $15,884 (40.5%). Our cost of sales consisted mostly of labor and production costs.

Operating expenses totaled $481,609 for the three-month period ended September 30, 2001 as compared to $441,267 for the three-month period ended September 30, 2000. The $40,342 (9.1%) increase in operating expenses is due primarily to an increase in stock based compensation expenses.

During the three month period ended September 30, 2001, we received four (4) new maintenance contracts, five (5) orders for additional aperture cards, and one (1) contract for upgrading a Q4300 system with punch capability. Since September 30, 2001 we received orders for two (1) Q4300 systems from Imation Corp, and one (1) Q4300 system from LDC Services. Imation and LDC Services are distributors for Quintek products operating under a non-exclusive distribution agreement. We expect to receive at least two (2) more orders for Q4300 systems prior to year end 2001.

In 2002, we plan to expand our network of strategic partners and use our stock based investments to build up our asset base, increase share value, and enhance our ability to raise working capital. We believe that sales revenue and net profit can be improved by having immediate and low cost access to the working capital needed to support large scale manufacturing and distribution of our products.

    Liquidity and capital resources

We have historically financed operations from the sale of common stock and the conversion of common stock warrants. At September 30, 2001, we had cash on hand of $2,410 and working capital of $(1,132,251) as compared to cash on hand of $(5,194) and working capital of $(953,464) at period-end, September 30, 2000.

Net cash used in operating activities of $42,446 and $154,369 for the three months ended September 30, 2001 and 2000, respectively, is attributable primarily to operating losses as adjusted for stock based compensation.

Net cash used in investing activities of $6,532 for the three months ended September 30, 2000 consists of purchases of fixed assets and shareholder repayments on notes receivable. Net cash used in investing activities of $22,253 for the three months ended September 30, 2001 consists of employee advances.

Net cash provided by financing activities of $146,352 for the three months ended September 30, 2000 consists of cash received from the issuance of common stock, borrowing on convertible bonds, and other miscellaneous adjustments. Net cash provided by financing activities of $153,236 for the three months ended September 30, 2001 is due to cash received from the issuance of common stock, borrowing on convertible bonds, and shareholder loans.

We occasionally enter into factoring agreements with a factoring company (the "Factor"). The Factor funds 85% of the face value of approved invoices and retains the remaining 15% as a deposit against its fees. When payments are remitted to the Factor, the deposit, less fees ranging from 1% to 15%, is refunded. Fees are determined based on the Length of time the invoice is outstanding.

We believe that the receipt of net proceeds from the sale of the common stock and the exercise of common stock warrants plus cash generated internally from sales will be sufficient to satisfy our future operation, working capital and other cash requirements for the remainder of the fiscal year. However, if we are unable to raise sufficient capital, we may need to sell certain assets, enter into new strategic partnerships, or merge with another company to effectively maintain operations. Our audit for the years ended June 30, 2001 and 2000, contained a going concern qualification.

Part II. Other Information

Item 3. Changes in Securities and Use of Proceeds

Since the filing of our 10-KSB report effective June 30, 2001, we have issued the following equity positions:

(a) In July and August 2001, we issued a total of 1,777,969 shares of restricted stock at an average rate of $0.056 per share to five individuals and five companies as compensation for consulting, corporate promotion, corporate investment, and investor relation services.

(b) In August 2001, we issued 123,999 shares of free trading stock to one company upon exercise of their Class B, C and D warrants under a special consulting agreement. The services rendered under this agreement are expected to result in new orders for our Q4300 product.

(c) In September 2001, we sold 40,000 shares of restricted stock to an individual for $0.05 per share.

(d) In August and September 2001 we issued 3,700,000 shares of restricted stock to Quintek management and staff as compensation for services rendered.

(e) In August 2001 we issued 1,958,490 shares of restricted stock to TPG Corporation, as required by previous agreement, to complete payment on a reporting shell we acquired in February 2000. The shell was acquired in order to comply with NASD's requirement to become a reporting company in March 2000.

(f) In July 2001 we issued 5,333 shares of restricted stock to an individual as a loan fee.

Item 4. Exhibits and Reports on Form 8-K

Exhibits

None

Reports on Form 8-K

We filed no reports on Form 8K during the three-month period ended September 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Quintek Technologies, Inc.
Thomas W. Sims
Date: November 21, 2001	Thomas W. Sims, President and Chief Financial Officer