Form 10QSB
period 2001-12-31
QUINTEK TECHNOLOGIES INC
filed 2002-02-15
CIK 1107714

As filed with the SEC on February 14, 2002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Quarterly Report

Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the period ended December 31, 2001

QUINTEK TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization	000-29719 (Commission File Number)	77-0505346 (IRS Employer Identification No.)

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

On February 12, 2002, 36,522,546 shares of the issuer's common stock were outstanding.

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered to Section 12(g) of the Act:

Common Stock, par value $.01 per share

(Title of Class)

Table of Contents

Part I. Financial Information	1
Item 1. Financial Statements	1
Item 2. Management's Discussion and Analysis	8
Results of Operations	8
Liquidity and capital resources	8
Part II. Other Information	9
Item 2. Changes in Securities and Use of Proceeds	9
Item 3. Defaults Upon Senior Securities	9
Item 4. Exhibits and Reports on Form 8-K	9
Exhibits	9
Reports on Form 8-K	9
Signatures	9

ii

Part I. Financial Information

Item 1. Financial Statements
QUINTEK TECHNOLOGIES, INC.
Balance Sheets

ASSETS

	Dec. 31, 2001	June 30, 2001
	(Unaudited)
Current Assets:
Cash	$ 537	$ 3,073
Accounts receivable (net of allowance for doubtful
>>accounts of $16,725 and $5,277, respectively)	110,281	33,331
Inventory	44,235	40,087
Other current assets	30,772	16,250

Total current assets	185,825	92,741

Property and Equipment, At Cost:
Equipment	102,881	102,881
Computer and office equipment	88,492	88,492
Furniture and fixtures	32,526	32,526

	223,899	223,899

Less - Accumulated depreciation	(183,317)	(171,974)

	40,582	51,925
Other Assets:
Investments	191,948	8,672
Deposits	4,994	4,994
Intangible assets (net of accumulated amortization
>>of $31,856 and $27,318, respectively)	104,211	108,748
Employee receivables, net	--	2,400

	301,153	124,814

	$ 527,560	$ 269,480

The accompanying notes are an integral part of these financial statements.

QUINTEK TECHNOLOGIES, INC.
Balance Sheets

LIABILITIES AND STOCKHOLDERS' DEFICIT

	Dec. 31, 2001	June 30, 2001
	(Unaudited)
Current Liabilities:
Accounts payable	$ 302,362	$ 321,470
Payroll and payroll taxes payable	205,810	108,037
Payroll taxes assumed in merger	128,595	156,792
Factoring payable	96,295	--
Accrued expenses	118,035	99,637
Other current liabilities	29,668	43,088
Convertible bonds	351,405	247,205
Unearned revenue	48,395	47,594
Notes payable - stockholders	20,000	--
Accrued contingency payable	--	100,000

Total current liabilities	1,300,565	1,123,823

Stockholders' Deficit:
Common stock - par value $.01
Authorized - 50,000,000 shares
Issued and outstanding - 36,022,317 and 22,237,793 >>shares, respectively	360,223	222,378
Additional paid-in capital	19,934,294	19,355,796
Retained deficit	(20,954,284)	(20,309,743)

	(659,767)	(731,569)
Less subscriptions receivable	(113,238)	(122,774)

Total stockholders' deficit	(773,005)	(854,343)

	$ 527,560	$ 269,480

The accompanying notes are an integral part of these financial statements.

QUINTEK TECHNOLOGIES, INC.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2001	2000	2001	2000
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$145,629	$432,312	$212,388	$466,950

Cost of Sales	50,289	214,251	105,364	253,442

Gross margin	95,340	218,061	107,024	213,508

Operating Expenses:
Selling, general, and administrative expenses	203,760	171,770	385,608	484,528
Stock-based compensation for services	42,853	42,837	343,414	172,146

	246,613	214,607	729,022	656,674

Income (loss) from operations	(151,273)	3,454	(621,998)	(443,166)

Other Income (Expense):
Other income	4,770	4,713	9,705	12,520
Interest expense	(21,003)	(5,710)	(28,523)	(13,199)
Loss on investments	(2,925)	--	(2,925)	--

	(19,158)	(997)	(21,743)	(679)

Net income (loss) before taxes	(170,431)	2,457	(643,741)	(443,845)

Provision For Income Taxes	800	800	800	800

Net income (loss)	$(171,231)	$1,657	$(644,541)	$(444,645)

Earnings (Net Loss) Per Share:
Basic and diluted	$(0.01)	$ 0.00	$(0.02)	$(0.02)

The accompanying notes are an integral part of these financial statements.

QUINTEK TECHNOLOGIES, INC.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	December 31, 2001	December 31, 2000
	(Unaudited)	(Unaudited)

Net Cash Used in Operating Activities	$(74,971)	$(235,216)

Net Cash Provided by Investing Activities	2,400	3,008

Cash Flows From Financing Activities:
Cash received from issuance of common stock	90,000	211,217
Other financing activities	(19,965)	36,446

Net cash provided by financing activities	70,035	247,663

Net Increase (Decrease) in Cash	(2,536)	15,455

Cash, Beginning of Period	3,073	9,355

Cash, End of Period	$ 537	$ 24,810

The accompanying notes are an integral part of these financial statements

QUINTEK TECHNOLOGIES, INC.

Notes to the Financial Statements

As of December 31, 2001

(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Quintek Technologies, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of December 31, 2001, the results of operations for the six and three months ended December 31, 2001 and 2000, and cash flows for the six months ended December 31, 2001 and 2000. The results of operations for the six and three months ended December 31, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year or for any future period.

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

(3) Investments

The investment held by the Company consists of a 10% ownership interest in PanaMed, Inc. The Company exerts significant influence over PanaMed, Inc. because of common management; therefore, the investment is accounted for using the equity method of accounting.

QUINTEK TECHNOLOGIES, INC.

Notes to the Financial Statements

As of December 31, 2001

(Unaudited)

Pertinent financial information for the Company as of December 31, 2001 is as follows:
Balance sheet:
Assets	$156,592

Liabilities	$14,059
Equity	142,533

$156,592

Income statement:
Revenues	$ --
Expenses	(29,253)

Net loss	(29,253)
x 10%

Company's share of net loss	$(2,925)

(4) Earnings (Net Loss) per Share

Basic earnings (net loss) per share is based on the weighted average number of common shares outstanding of 30,164,307 and 18,889,036, for the six month periods ended December 31, 2001 and 2000, respectively. The weighted average number of common shares outstanding for the three-month periods ended December 31, 2001 and 2000 was 34,138,187 and 19,579,380, respectively. The basic and diluted earnings per share calculations are the same because potential dilutive securities would have had an antidilutive or immaterial effect. Securities that were not included in the earnings per share calculation because they were antidilutive consist of the convertible bonds and warrants.

(5) Inventory

Inventory consists of aperture cards, parts and supplies, and completed machines, and is stated at the lower of cost or market. Cost is determined on a FIFO (first-in, first-out) basis.

Inventories are summarized as follows at December 31, 2001:
Parts and supplies	$341,879
Reserve for obsolescence	(297,644)

Total:	$44,235

QUINTEK TECHNOLOGIES, INC.

Notes to the Financial Statements

As of December 31, 2001

(Unaudited)

(6) Convertible Bonds

Bonds payable with interest at 9%, due on various dates in 2001, convertible to shares of common stock in increments of $1,000 or more.	$280,264

Bonds payable with interest at 12%, due July 2001 and 2002, convertible to shares of common stock in increments of $500 or more.	71,141

Total:	$351,405

The majority of outstanding convertible bonds have matured as of December 31, 2001. The bondholders do not wish to renew the bonds and have asked for payment. However, the Company does not have the cash to repay these bonds.

(7) Notes Payable - Stockholders

Notes payable to stockholders, due on demand, unsecured, with interest at 12% per annum.	$20,000

(8) Factoring Payable

The Company has entered into an arrangement with a factoring company to factor receivables with recourse. The factoring company funds 85% of the face value of approved invoices and retains the remaining 15% as a deposit against its fees. The factoring fee is 1% of the factored amount for every 10 days of use. The deposit, less fees, is refunded to the Company once payment is received from the customer. The Company records a factoring payable liability for the amount of the funds received from the factor. When payment is ultimately received from the customer, the factoring payable and the related receivable are removed from the balance sheet. At December 31, 2001, the Company had a factoring payable balance of $96,295.

(9) Subsequent Events

Subsequent to December 31, 2001, the Company issued 589,229 shares of restricted common stock for total consideration of $29,461.

Item 2. Management's Discussion and Analysis

Results of Operations

Our revenues totaled $212,388 and $466,950 for the six months ended December 31, 2001 and 2000, respectively, a decrease of $254,562 (55%) in 2001 due primarily to a decrease in machine sales. Our revenues totaled $145,629 and $432,312 for the three months ended December 31, 2001 and 2000, respectively, a decrease of $286,683 (66%) in 2001.

For the six months ended December 31, 2001 and 2000, cost of sales was $105,364 and $253,442, respectively, a decrease of $148,078 (58%). For the three months ended December 31, 2001 and 2000, cost of sales was $50,289 and $214,251, respectively, a decrease of $163,962 (77%). The decrease in cost of sales is due to reduced activity. Our cost of sales for both periods consisted mostly of labor and production costs.

Operating expenses totaled $729,022 for the six-month period ended December 31, 2001 as compared to $656,674 for the prior six-month period. The $72,348 (11%) increase in operating expenses is due primarily to an increase in stock based compensation expenses. Operating expenses totaled $246,613 and $214,607 for the three months ended December 31, 2001 and 2000, respectively, a increase of $32,006 (15%).

Liquidity and capital resources

We have historically financed operations from the sale of common stock and the conversion of common stock warrants. During the three months ended December 31, 2001, we issued a total of 6,295,000 shares of common stock for services, cash and investments, resulting in a 21% increase in the number of outstanding common shares. No warrants were exercised during the quarter ended December 31, 2001. At December 31, 2001, we had cash on hand of $537 and working capital of $(1,114,740) as compared to cash on hand of $3,073 and working capital of $(1,031,082) at period-end, June 30, 2001.

Net cash used in operating activities of $74,971 and $235,216 for the six months ended December 31, 2001 and 2000, respectively, is attributable primarily to operating losses as adjusted for stock based compensation.

Net cash provided by investing activities of $2,400 for the six months ended December 31, 2001 consists of shareholder repayments on notes receivable. Net cash used in investing activities of $3,008 for the six months ended December 31, 2000 consists of purchases of fixed assets and shareholder payments of notes receivable.

Net cash provided by financing activities of $70,035 for the six months ended December 31, 2001 is due to cash received from the issuance of common stock and other miscellaneous adjustments. Net cash provided by financing activities of $247,663 for the six months ended December 31, 2000 is due primarily to cash received from the issuance of common stock, borrowing on convertible bonds, and other miscellaneous adjustments.

We occasionally enter into factoring agreements with a factoring company. The factoring company funds 85% of the face value of approved invoices and retains the remaining 15% as a deposit against its fees. When payments are remitted to the factoring company, the deposit, less fees ranging from 1% to 15%, is refunded. Fees are determined based on the length of time the invoice is outstanding.

We may require continued funding from sales of our securities and we cannot be sure that we will be able to raise sufficient funds to continue operations. Our audited financial statements for the years ended June 30, 2001 and 2000 contained a going concern qualification.

Part II. Other Information

Item 2. Changes in Securities and Use of Proceeds

Since September 30, 2001, we have issued a total of 6,295,000 shares of common stock in privately negotiated transactions in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933. The stock was issued in the following transactions, for the following purposes:

(a) In October and December 2001, we issued a total of 1,025,000 shares of restricted common stock at an average rate of $0.064 per share to two individuals and three companies as compensation for consulting, corporate promotion, corporate development, and investor relation services.

(b) In October, November and December 2001, we sold 3,250,000 shares of restricted common stock at an average price of $0.043 per share to four individuals.

(c) In November and December 2001 we issued 20,000 shares of restricted common stock at an average rate of $0.076 per share to two individuals as a loan fee.

(d) In October 2001 we executed a stock swap with PanaMed, Inc in which 2,000,000 shares of PanaMed restricted common stock was exchanged for 2,000,000 shares of Quintek restricted common stock.

Item 3. Defaults Upon Senior Securities

At December 31, 2001, we were in default on payment of $311,405 of convertible bond indebtedness. These bonds matured during 2001 but have not been repaid. Our total bond indebtedness at December 31, 2001 was $351,405 including the amount in default. Interest continues to accrue on the defaulted indebtedness. At February 14, 2002, the amount remaining due and unpaid on the defaulted indebtedness was $341,405.

The convertible bonds are unsecured, general obligations of Quintek which are convertible into common stock at the option of the holders. The holders of the bonds that are in default have indicated that they do not want to convert their debt to stock and wish to be repaid in cash. At present we do not have funds to repay the indebtedness. We do not know whether we will be able to repay or renegotiate the debt. If we are unable to cure the default or renegotiate our debt, we may not be able to continue as a going concern.

Item 4. Exhibits and Reports on Form 8-K

Exhibits

None.

Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
QUINTEK TECHNOLOGIES, INC.

Date: February 14, 2002	Thomas W. Sims
Thomas W. Sims, President