Form 10QSB
period 2002-03-31
QUINTEK TECHNOLOGIES INC
filed 2002-05-31
CIK 1107714

As filed with the SEC on May 31, 2002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report
Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2002	Commission File No. 0-29719

QUINTEK TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

California	77-0505346
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

On May 15, 2002, 39,374,008 shares of the issuer’s common stock were outstanding.

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)

Part I.  Financial Information

Item 1.  Financial Statements

QUINTEK TECHNOLOGIES, INC.
BALANCE SHEETS
ASSETS

	Mar. 31, 2002	June 30, 2001
	(Unaudited)
Current Assets:
Cash	$970	$3,073
Accounts receivable (net of allowance for doubtful
>>accounts of $16,725 and $5,277, respectively)	188,631	33,331
Inventory	65,388	40,087
Other current assets	28,949	24,922

Total current assets	283,938	101,413

Property and Equipment, At Cost:
Equipment	102,881	102,881
Computer and office equipment	88,492	88,492
Furniture and fixtures	32,526	32,526

	223,899	223,899

Less - Accumulated depreciation	(187,761)	(171,974)

	36,138	51,925
Other Assets:
Deposits	4,994	4,994
Intangible assets (net of accumulated amortization
>>of $34,123 and $27,318, respectively)	101,944	108,748
Employee receivables, net	--	2,400

	106,938	116,142

	$427,014	$269,480

The accompanying notes are an integral part of these financial statements.
QUINTEK TECHNOLOGIES, INC.
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIT

	Mar. 31, 2002	June 30, 2001
	(Unaudited)
Current Liabilities:
Accounts payable	$193,325	$321,470
Payroll and payroll taxes payable	254,285	108,037
Payroll taxes assumed in merger	128,595	156,792
Factoring payable	130,490	--
Accrued expenses	131,140	99,637
Other current liabilities	28,825	43,088
Convertible bonds	341,405	247,205
Unearned revenue	35,822	47,594
Notes payable – stockholders	43,000	--
Accrued contingency payable	--	100,000

Total current liabilities	1,286,887	1,123,823

Stockholders’ Deficit:
Common stock - par value $.01
Authorized - 50,000,000 shares
Issued and outstanding – 36,566,023 and 22,237,793 shares, respectively	365,660	222,378
Additional paid-in capital	20,082,308	19,355,796
Retained deficit	(21,204,603)	(20,309,743)

	(756,635)	(731,569)
Less subscriptions receivable	(103,238)	(122,774)

Total stockholders' deficit	(859,873)	(854,343)

	$427,014	$269,480

The accompanying notes are an integral part of these financial statements.

QUINTEK TECHNOLOGIES, INC.
Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$121,084	$79,692	$333,472	$546,642

Cost of Sales	35,831	73,830	141,195	327,272

Gross margin	85,253	5,862	192,277	219,370

Operating Expenses:
Selling, general, and administrative expenses	136,554	157,298	522,962	519,009
Stock-based compensation for services	--	73,393	343,414	369,157

	136,554	230,691	866,376	888,166

Loss from operations	(51,301)	(224,829)	(674,099)	(668,796)

Other Income (Expense):
Other income	6,659	1,351	16,364	13,871
Interest expense	(21,601)	(20,979)	(50,124)	(34,179)
Share of net loss in unconsolidated affiliate	(183,276)	--	(186,201)	--
Acquisition expense	--	(100,000)	--	(100,000)

	(198,218)	(119,628)	(219,961)	(120,308)

Net loss before taxes	(249,519)	(344,457)	(894,060)	(789,104)

Provision For Income Taxes	800	800	800	800

Net loss	$(250,319)	$(345,257)	$(894,860)	$(789,904)

Net Loss Per Share:
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.04)

The accompanying notes are an integral part of these financial statements.
QUINTEK TECHNOLOGIES, INC.
Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	March 31, 2002	March 31, 2001
	(Unaudited)	(Unaudited)

Net Cash Used in Operating Activities	$(268,989)	$(350,084)

Net Cash Provided By (Used in) Investing Activities	2,400	(2,837)

Cash Flows From Financing Activities:

Cash received from issuance of common stock	261,451	251,847
Other financing activities	3,035	98,462

Net cash provided by financing activities	264,486	350,309

Net Decrease in Cash	(2,103)	(2,612)

Cash, Beginning of Period	3,073	9,355

Cash, End of Period	$ 970	$ 6,743

The accompanying notes are an integral part of these financial statements.

QUINTEK TECHNOLOGIES, INC.

Notes to the Financial Statements
As of March 31, 2002
(Unaudited)

(1)        Basis of Presentation

            In the opinion of management, the accompanying unaudited financial statements of Quintek Technologies, Inc. (the “Company”) include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of March 31, 2002, the results of operations for the nine and three months ended March 31, 2002 and 2001, and cash flows for the nine months ended March 31, 2002 and 2001.  The results of operations for the nine and three months ended March 31, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year or for any future period.  The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s 2001 Form 10-KSB.

(2)        Going Concern

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern; however, the Company has sustained substantial operating losses.  In view of this matter, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financing requirements, and the success of its future operations.

            The Company’s management is unable to determine how long its cash flow will sustain its operations or whether certain creditors will initiate actions to collect amounts due.  Accordingly, the Company will require an additional capital infusion or revenues from additional sales to continue operations.  Management is not certain if additional capital or sales proceeds will become available and is considering other strategic alternatives, which may include a merger, asset sale, or another comparable transaction, or financial restructuring.  If unsuccessful in completing a strategic transaction, the Company may be required to cease operations.

(3)        Investments

          The investment held by the Company consists of an 8.516% ownership interest in PanaMed, Inc., a C corporation at March 31, 2002.  The Company exerts significant influence over PanaMed, Inc. because of common management; therefore, the investment is accounted for using the equity method of accounting.

QUINTEK TECHNOLOGIES, INC.

Notes to the Financial Statements
As of March 31, 2002
(Unaudited)

(3)        Investments (Continued)

            Pertinent financial information for the Company is as follows:

Mar. 31, 2002
(Unaudited)
Balance sheet:
Assets	$ 191,429

Liabilities	$6,399
Equity	185,030

$ 191,429

	3 months ended	9 months ended
	Mar. 31, 2002	Mar. 31, 2002
Income statement:
Revenues	$ --	$ --
Expenses	(3,585,575)	(3,614,828)

Net loss	(3,585,575)	(3,614,828)
	x 8.516%	x 8.528%

Company’s share of net loss	$ (305,350)	$ (308,275)
Investment, beginning of period	183,276	183,276

Share of net loss in excess of investment	$ (122,074)	$ (124,999)

(4)     Net Loss per Share

Basic net loss per share is based on the weighted average number of common shares outstanding of 32,232,302 and 19,786,358, for the nine month periods ended March 31, 2002 and 2001, respectively.  The weighted average number of common shares outstanding for the three-month periods ended March 31, 2002 and 2001 was 36,460,204 and 21,475,676, respectively.  The basic and diluted net loss per share calculations are the same because potential dilutive securities would have had an antidilutive or immaterial effect. Securities that were not included in the net loss per share calculation because they were antidilutive consist of the convertible bonds and warrants.

QUINTEK TECHNOLOGIES, INC.

Notes to the Financial Statements
As of March 31, 2002
(Unaudited)

(5)        Inventory

Inventory consists of aperture cards, parts and supplies, and completed machines, and is stated at the lower of cost or market.  Cost is determined on a FIFO (first-in, first-out) basis.

Inventories are summarized as follows:	Mar. 31, 2002	June 30, 2001

Parts and supplies	$ 363,032	$ 333,854
Aperture cards	--	3,877
Reserve for obsolescence	(297,644)	(297,644)

	$ 65,388	$ 40,087

(6)        Convertible Bonds

Bonds payable with interest at 9%, due on various dates in 2001 and 2002, convertible to shares of common stock in increments of $1,000 or more.	$ 270,264
Bonds payable with interest at 12%, due July 2002, convertible to shares of common stock in increments of $500 or more.	71,141

$ 341,405

Certain of the outstanding convertible bonds have matured as of March 31, 2002.  The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds.

(7)        Notes Payable – Stockholders

Notes payable to stockholders, due on demand, unsecured, with interest at 12% per annum.	$ 43,000

QUINTEK TECHNOLOGIES, INC.

Notes to the Financial Statements
As of March 31, 2002
(Unaudited)

(8)        Factoring Payable

The Company has entered into an arrangement with a factoring company (the “Factor”) to factor receivables with recourse. The Factor funds 85% of the face value of approved invoices and retains the remaining 15% as a deposit against its fees. The factoring fee is 1% of the factored amount for every 10 days of use. The deposit, less fees, is refunded to the Company once payment is received from the customer. The Company records a factoring payable liability for the amount of the funds received from the Factor.  When payment is ultimately received from the customer, the factoring payable and the related receivable are removed from the balance sheet.  At March 31, 2002, the Company had a factoring payable balance of $130,490.

(9)        Stockholders’ Deficit

a.         Common Stock and Warrants

The Company has authorized 50 million shares of $0.01 par value common stock.  Each share entitles the holder to one vote.  There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares.  At March 30, 2002 there were 36,566,023 shares of common stock issued and outstanding.  During the nine months ended March 31, 2002 the Company issued warrants in connection with its Plan of Reorganization and in connection with the issuance of restricted common stock.  Upon surrender of a warrant, the holder is entitled to purchase one share of the Company’s common stock at the strike price.  For each class, the number of warrants outstanding, the strike price and the expiration dates are as follows:

Class B– 943,185 warrants on non-restricted stock with a strike price of $2.00 per share, expiring on May 31, 2002
Class C – 1,388,286 warrants on non-restricted stock with a strike price of $3.00 per share, expiring on May 31, 2002.
Class D– 1,388,286 warrants on non-restricted stock with a strike price of $4.00 per share, expiring on May 31, 2002.
Class H– 1,026,844 warrants on restricted stock with a strike price of $4.00 per share, expiring on October 1, 2002.
Class J – 6,458,384 warrants on restricted stock with a strike price of $1.00 per share, expiring on January 14, 2004

At March 31, 2002, the outstanding warrants of classes E, F, G, and I have expired.

QUINTEK TECHNOLOGIES, INC.

Notes to the Financial Statements
As of March 31, 2002
(Unaudited)

(9)        Stockholders’ Deficit (Continued)

b.         Common Stock Reserved

At March 31, 2002, common stock was reserved for the following reasons:

Conversion of bonds	341,405 shares
Exercise of stock options	2,015,000 shares
Exercise of common stock warrants	16,303,203 shares

c.         Stock Option Agreements

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

c.         Stock Option Agreements (continued)

Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been reduced as follows:

QUINTEK TECHNOLOGIES, INC.

Notes to the Financial Statements
As of March 31, 2002
(Unaudited)

(9)        Stockholders’ Deficit (Continued)

	Three Months Ended	Nine Months Ended
	Mar. 31, 2002	Mar. 31, 2002
Net loss:
As reported	$ (250,319)	$ (894,860)
Pro forma	$ (250,319)	$ (894,860)

Basic loss per share:
As reported	$ (0.01)	$ (0.03)
Pro forma	$ (0.01)	$ (0.03)

Diluted loss per share:
As reported	$ (0.01)	$ (0.03)
Pro forma	$ (0.01)	$ (0.03)

The following is a schedule of the weighted average exercise price and weighted average fair value in accordance with SFAS 123:

	Weighted Average	Weighted Average
	Exercise Price	Fair Value
Exercise price:
Equals market price	$--	$--
Exceeds market price	$1.00	$0.81
Less than market price	$--	$--

The Company applies APB Opinion 25 in accounting for its fixed stock compensation.   Compensation cost charged to operations for the nine months ended March 31, 2002 was $0.

QUINTEK TECHNOLOGIES, INC.

Notes to the Financial Statements
As of March 31, 2002
(Unaudited)

(9)        Stockholders’ Deficit (Continued)

c.         Stock Option Agreements (continued)

Following is a summary of the status of the stock option agreements during the nine months ended March 31, 2002:

	Number of	Weighted Avg.
	Shares	Exercise Price

Outstanding at July 1, 2001	2,015,000	$1.01

Granted	--	--
Exercised	--	--
Forfeited	--	--

Outstanding at March 31, 2002	2,015,000	1.01

Options exercisable at March 31, 2002	2,015,000	1.01

Following is a summary of the status of the stock option agreements outstanding at March 31, 2002:

		Weighted Average
		Remaining	Weighted Average
Exercise Price Range	Number	Contractual Life	Exercise Price

$1.00 – $4.00	2,015,000	22 months	$1.01

QUINTEK TECHNOLOGIES, INC.

Notes to the Financial Statements
As of March 31, 2002
(Unaudited)

(10)    Commitments and Contingencies

a.         SEC Inquiry

During the first quarter of 2002, the Company learned the Securities and Exchange Commission has undertaken an informal inquiry to determine whether violations of federal securities laws may have occurred in connection with sales of securities issued by the Company or the Company’s affiliate, Panamed Corporation. The Company believes that the inquiry relates mainly to press releases issued in October 2001 about the formation of PanaMed and in January and March 2002 about the attempts to begin selling equipment in Central Europe, and about the trading patterns in the Company’s securities around the time those announcements were made.  The Company does not believe the inquiry will have an adverse effect on the financial statements.

In October 2001, the Company sold 2,000,000 shares of common stock to an investor.  The agreement stipulated that the Company would file a registration statement for the investor’s stock within 30 days of the sale.  As of March 31, 2002, the registration statement has not been filed.  The Company is negotiating a settlement to the agreement.

(11)      Subsequent Events

Subsequent to March 31, 2002, the Company issued 2,743,523 shares of restricted common stock for cash in the amount of $139,102.  Additionally, 51,462 shares of restricted common stock were issued from the conversion of convertible bonds.

Item 2.  Management’s Discussion and Analysis

1.1       Results of Operations

Our revenues totaled $333,472 and $546,642 for the nine months ended March 31, 2002 and 2001, respectively, a decrease of $213,170 (39%) due primarily to a decrease in machine sales. Our revenues totaled $121,084 and $79,692 for the three months ended March 31, 2002 and 2001, respectively, an increase of $41,392 (52%).  The majority of equipment sales in the prior year occurred in the three months ended December 31, 2000.

For the nine months ended March 31, 2002 and 2001, cost of sales was $141,195 and $327,272, respectively, a decrease of $186,077 (57%).  For the three months ended March 31, 2002 and 2001, cost of sales was $35,831 and $73,830, respectively, a decrease of $37,999 (51%).  The decrease in cost of sales is due to a decrease in machine sales.  Our cost of sales for both periods consisted mostly of labor and production costs.

Operating expenses totaled $866,376 for the nine-month period ended March 31, 2002 as compared to $888,166 for the prior nine-month period.  Operating expenses totaled $136,554 and $230,691 for the three months ended March 31, 2002 and 2001, respectively, a decrease of $94,137 (41%).  This decrease is due primarily to a reduction in stock based compensation expenses.

Other expenses of $219,961 for the nine-month period ended March 31, 2002, and $198,218 for the three-month period ended March 31, 2002, consists primarily of our share of the loss of PanaMed, Inc.  Our investment in PanaMed, Inc., is accounted for using the equity method.  Under this method of accounting, the investment is carried at cost, adjusted for our proportionate share of undistributed earnings or losses.

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

1.2       Liquidity and capital resources

We have historically financed operations from the sale of common stock and the conversion of common stock warrants.  At March 31, 2002, we had cash on hand of $970 and working capital of $(1,002,949) as compared to cash on hand of $3,073 and working capital of $(1,022,410) at period-end, June 30, 2001.

Net cash used in operating activities of $268,989 and $350,084 for the nine months ended March 31, 2002 and 2001, respectively, is attributable primarily to operating losses as adjusted for stock based compensation.

Net cash provided by investing activities of $2,400 for the nine months ended March 31, 2002 consists of purchases of fixed assets and shareholder repayments on notes receivable.  Net cash used in investing activities of $2,837 for the nine months ended March 31, 2001 consists of purchases of fixed assets and shareholder payments of notes receivable.

Net cash provided by financing activities of $264,486 for the nine months ended March 31, 2002 is due to cash received from the issuance of common stock, borrowing on convertible bonds, and other miscellaneous adjustments.  Net cash provided by financing activities of $350,309 for the nine months ended March 31, 2001 is due primarily to cash received from the issuance of common stock less payments on convertible bonds.

During the first quarter of 2002, we learned the Securities and Exchange Commission has undertaken an informal inquiry to determine whether violations of federal securities laws may have occurred in connection with sales of securities issued by our affiliate, PanaMed Corporation or us. We believe that the inquiry relates mainly to press releases issued in October 2001 about the formation of PanaMed and in January and March 2002 about our attempts to begin selling equipment in Central Europe, and about the trading patterns in our securities around the time those announcements were made.

We occasionally enter into factoring agreements with a factoring company (the "Factor").  The Factor funds 85% of the face value of approved invoices and retains the remaining 15% as a deposit against its fees.  When payments are remitted to the Factor, the deposit, less fees ranging from 1% to 15%, is refunded.  Fees are determined based on the length of time the invoice is outstanding.

We have accrued substantial payroll costs over the past twelve months that are unpaid as of March 31, 2002.  These payroll costs are paid intermittently as cash becomes available.  In addition, we assumed certain payroll tax liabilities as the result of the merger with Pacific Diagnostic Technologies, Inc., on January 14, 1999.  We have negotiated a payment plan with the Internal Revenue Service to pay the payroll taxes assumed in the merger.

We believe that the receipt of net proceeds from the sale of the common stock and the exercise of common stock warrants plus cash generated internally from sales will be sufficient to satisfy our future operations, working capital and other cash requirements for the remainder of the fiscal year. However, if we are unable to raise sufficient capital, we may need sell certain assets, enter into new strategic partnerships, or merge with another company to effectively maintain operations. Our audit for the years ended June 30, 2001 and 2000, contained a going concern qualification.

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

From December 31, 2001, to March 31, 2002, we issued 543,706 shares of our restricted common stock in transactions that were not registered under the Securities Act of 1933, as follows:

(A) On January 8, 2002, we sold 360,000 shares of restricted common stock at an average price of $0.05 per share to three individuals in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933, for a total consideration of $23,000.  The closing price of our common stock on the OTC Bulletin Board on the day these shares were sold was $0.21 per share.

(B) In January 2002, we issued 129,229 shares of free trading stock to one company for a total of $6,461 upon exercise of Class B warrants under a special agreement. The agreement allowed reduction of the strike price to $0.06 per share under the condition they purchase an equal number of shares of restricted common stock, if requested by Quintek within 120 days, at the price of  $0.5 per share.  The closing price of our common stock on the OTC Bulletin Board on the day these shares were sold was $0.15 per share.  These Class B warrants originally had been issued as part of the plan of reorganization of our predecessor, Pacific Diagnostics Technologies, Inc., in 1999, and the stock issued on exercise of the warrants was issued in reliance on the exemption from contained in Section 1145 of the U.S. Bankruptcy Code.

(C) We entered a special agreement, executed by the purchaser on March 15, 2002, to sell 105,000 shares of our common stock to one company upon the exercise of warrants.  The agreement allowed a reduction of the strike price to $0.10 per share under the condition that they exercise the warrants within 60 days and that they purchase an equal number of shares of restricted common stock, if requested by Quintek within 120 days, at the price of  $0.06 per share.  The closing price of our common stock on the OTC Bulletin Board on March 15, 2002, was $0.18 per share.   On March 19, 2002, we sold 54,477 shares of stock to the purchaser for $5,447 upon the exercise of Class D warrants under this agreement.  The closing price of our common stock on March 19, 2002, was $0.18 per share.  The purchaser exercised the remainder of the warrants at the reduced, $0.10 per share price, after the close of the quarter.   These Class D warrants originally had been issued as part of the plan of reorganization of our predecessor, Pacific Diagnostics Technologies, Inc., in 1999, and the stock issued on exercise of the warrants was issued in reliance on the exemption from contained in Section 1145 of the U.S. Bankruptcy Code.

Item 3. Defaults Upon Senior Securities

At March 31, 2002, we were in default on payment of $211,064 of convertible bond indebtedness. These bonds matured during 2001 but have not been repaid. Our total bond indebtedness at December 31, 2001 was $351,405 including the amount in default. Interest continues to accrue on the defaulted indebtedness. At May 15, 2002, the amount remaining due and unpaid on the defaulted indebtedness was $160,164.

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

Item 4.  Exhibits and Reports on Form 8-K

Exhibits

None

Reports on Form 8-K

We filed no reports on Form 8K during the three month period ended March 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

QUINTEK TECHNOLOGIES, INC.

Date: May 28, 2002	Thomas W. Sims
Thomas W. Sims, President