Form 10KSB
period 2002-06-30
QUINTEK TECHNOLOGIES INC
filed 2002-11-07
CIK 1107714

As filed with the SEC on November 7, 2002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2002         Commission File No. 0-28541

QUINTEK TECHNOLOGIES, INC.
(Name of Small Business Issuer in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0505346 (I.R.S. Employer Identification No.)

537 Constitution Avenue, Suite B
Camarillo, California 93012
(Address of principal executive offices)
Issuer's telephone number: 805-383-3914
Securities registered pursuant to Section 12(b) of the Act:
None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X  ;  No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $446,005.

At June 28, 2002, the aggregate market value of registrant's Common Stock held by non-affiliates was $2,776,996, based on the closing OTC Bulletin Board bid price of $0.09 per share on that date.

At June 30, 2002, a total of 40,162,008 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None

TABLE OF CONTENTS

Item 1	Business	1
	1.1 Forward-looking statements	1
	1.2 Summary	1
	1.3 Organizational history	2
	1.4 Aperture cards	3
	1.5 The Q4300 aperture card imaging system	4
	1.6 Patents and intellectual property	5
	1.7 Manufacturing	6
	1.8 Markets	8
	1.9 Competition	8
	1.10 Customers	9
	1.11 Suppliers	10
	1.12 Regulation	12
Item 2	Description of Property	12
Item 3	Legal Proceedings	12
Item 4	Submission of Matters to a Vote of Security Holders	13
Item 5	Market for Common Equity and Related Stockholder Matters	13
	5.1 Market for common stock	13
	5.2 Dividends	14
	5.3 Recent sales of unregistered securities	14
Item 6	Management's Discussion and Analysis of Financial Condition and Results of Operations	15
	6.2 Liquidity and capital resources	15
Item 7	Financial Statements	16
Item 9	Directors, Executive Officers, Promoters and Control Persons	16
	9.1 Board of directors and executive officers	16
	9.2 Compensation of Directors	18
	9.3 Management Committees	18
	9.4 Indemnification of Directors and Officers	18
Item 10	Executive Compensation	19
Item 11	Security Ownership of Certain Beneficial Owners and Management	20
Item 12	Certain Relationships and Related Transactions	21
Item 13	Exhibits and Reports on Form 8-K	22
	13.1 Exhibits	22
	13.2 Reports on Form 8-K	22
Signatures		23
Financial Statements		F-1

ITEM 1	BUSINESS

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

Aperture cards are small, rectangular cards (about the size of a timecard) each of which contain a 35mm chip of microfilm. The microfilm is used for storing visual information (e.g. drawings, documents, text, etc.) and the remainder of the card is used to identify pertinent aspects of the microfilmed image (e.g. drawing number, page number, revision, etc.).

Aperture cards are used to store documents for use as a working reference, or to back-up digital data for long term access and insurance against technology obsolescence or catastrophic events. The Q4300 aperture cards have an estimated life expectancy of over 100 years and are manufactured by Imation Corporation and other suppliers using "dry silver" film supplied by Eastman Kodak Company ("Kodak"). Dry silver film can be developed by application of heat rather than by a liquid or viscous process. The Q4305 plotter uses a low powered laser to etch the image on the film chip and a patented heat process to develop and fix the film.

We believe the aperture card will remain a preferred media for long term storage of engineering drawings because of its long term life expectancy and because microfilm is well known and established. Aperture cards are used extensively within a wide variety of industries, including automotive, utilities, aerospace, defense, government, electronics, highway and bridge construction, and railroads.

The majority of aperture cards are made using a traditional microfilm photographic and development process that requires chemicals to develop the film after making a photographic image of the document being microfilmed. We believe that the chemistry involved with photographic film development can pose numerous problems for the user, since chemical solutions are typically stored, handled, and possibly inhaled by employees during use. We also believe the waste material resulting from the chemical process can be considered "hazardous waste material" by local government agencies, and may require costly handling and disposal methods. The Q4300 system eliminates these problems by producing aperture card media with a chemical-free process. Aperture cards produced with the Q4300 system can be used with conventional printing, duplicating and viewing equipment.

The Q4300 system is typically connected directly to the user system network and used like a paper printer to output drawings and other documents directly from digital files. The Q4300 can be adapted to a variety of user software applications and file formats, including: Vector, Raster, ASCII and Postscript.

Presently the Q4305 plotter is manufactured in our Idaho facility and in Sweden under a subcontractor agreement between Qtek Aperture Card AB ("Qtek AB") - our 49% owned subsidiary -and Kitron Electronics AB ("Kitron"), formerly Bofors Missiles AB. Kitron is an international supplier of military defense products and has incorporated the Q4305 into their production line as part of a program to diversify into non- military products. Our arrangements with Kitron are described in Section 1.7, Manufacturing, page 5.

Our corporate office is located in Southern California at 537 Constitution Ave. Suite B, Camarillo, CA, 93012. Engineering, manufacturing and field support are based in Montpelier, Idaho, while sales and marketing operations are conducted out of the Camarillo facility. Our operation is currently supported through the Montpelier and Camarillo facilities by 6 full and part time employees and various consultants which are contracted on an "as required" basis.

Our common stock is quoted on the OTC Bulletin Board under "QTEK."

1.3       Organizational history

Quintek Electronics, Inc. (QEI) was founded on July 1, 1991, and in 1991 and 1992 it acquired licenses to use the Q4300 technology and related assets, know-how and patent rights developed by Micrographics Technology Corporation ("MTC"). In 1998, QET purchased the Q4300 technology under a bulk asset and technology purchase agreement. Our president, Tom Sims, and our vice president for engineering, Kurt Kunz, have served in those capacities for QET since it was founded in 1991, and became officers and directors of our company when the reorganized Quintek acquired the QEI assets in January 1999.

The Q4300 technology was originally developed by National Cash Register ("NCR") and transferred to MTC in 1990 as part of a leveraged buyout of NCR's Micrographics Systems Division. In 1996, the ownership of the Q4300 Technology was transferred from MTC to Johann Oosthuizen, MTC's CEO, as a part of the agreement to sell MTC to Softnet Corporation. In September of 1998, QET purchased all of the Q4300 technology and remaining assets from Mr. Oosthuizen under a bulk-buy purchase asset agreement.

On January 14, 1999, QEI was acquired in a merger by Pacific Diagnostics Technologies, Inc. (PDX) as part of a Chapter 11 Plan of Reorganization (the "Plan"). Under the Plan, all assets of QEJ were sold to PDX, all PDX management resigned once the Plan was confirmed, and QEI's management and operating plan were adopted by the new operating entity. Shortly after confirmation of the Plan, the name of the combined company was changed to Quintek Technologies, Inc. ("Quintek"). Since the merger, Quintek continued to sell its aperture card products and all former operations of PDX were discontinued.

On February 24, 2000, we acquired all of the outstanding shares of common stock of Juniper Acquisition Corporation from Juniper's sole shareholder in exchange for 400,000 shares of our common stock. Juniper was a "blank check" corporation formed in 1999 for the purpose of locating a business, such as Quintek, with which to combine. Prior to our acquisition of Juniper it had no history of operations, significant assets or financial resources.  In August 2001 we issued an additional 1,958,490 shares of restricted stock to TPG Corporation, as required by previous agreement, to complete payment on Juniper.

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

Aperture cards have been used as a worldwide standard for permanent storage of engineering plans and designs for more than 50 years. Development of the personal computer and improvements in electronic data imaging and storage, including diskettes, CD ROM and optical disks have vastly improved ways to manipulate and distribute records over the past ten years, but we believe this newer digital media does not have the storage longevity of microfilm. We believe that magnetic media can degrade over a 5 year period and information can be lost, even if stored under ideal conditions. Some manufacturers of optical disk media tout a 100 year life expectancy, but they can only speak for the nature of the media and provide no assurance there will be drives and software available for reading the media in 100 years. In contrast, microfilm is eye readable and therefore access to the stored information is not dependent on file formats, software, computers, drives, technology, and vendors that may change over time.

We use the dry silver film produced by Kodak for its aperture cards because of the film's high contrast ratio, fine granularity, and ultra high resolving power. The film has received a life expectancy rating of over 100 years per ANSI standard ANSI/NAPM IT9. 19-1994. However, Kodak's testing has shown the film to have a life expectancy of over 1,000 years if stored in accordance with ANSI Standard PH 1.43-1983 (below 70 degrees and less than 50% relative humidity). In addition, Kodak has found the dry silver film's resistance to oxidation and microspot formation to be superior when compared to conventional "wet silver" film. A continued supply of aperture card media is crucial to the success of the Company because without cards, customers have no use for the Company's equipment, services and software.

The Q4300 aperture card media can be used with most standard microfilm viewers, duplicators, and printers. Users of dry silver film are cautioned to avoid exposing the film to heat or light for long periods of time because these conditions may reduce the film's contrast ratio or damage the film. Drawings are typically recorded on the aperture card film chip at reduced sizes ranging from 16x to 30x magnification. Related information about the drawing (e.g. drawing size, revision level, sheet number, etc.) can be printed on the face of the card. Many users also punch this same information into the body of the card using Hollerith code, so the card can be identified when used with automated sorting and duplicating equipment. The filmed information and punch code can be converted back into digital data using conventional aperture card scanners.

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

The Q4303 is hosted on the standard PC Computer and functions to interface the Q4305 plotter with the operator and user system. Our software provides the controls necessary to retrieve digital files from the user network, convert the user files into Raster data, center and scale the image for film presentation, and output the appropriate information to the Q4305 plotter. In most cases the Q4303 software can be easily expanded and/or adapted to accommodate user files (compatible with over 100 different file formats) and system applications without modifying the customer’s existing software.

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

A basic Q4300 system, including a Q4303 Universal Interface and a Q4305 Aperture Card Plotter running at the rate of 20 cards/hr, retails for approximately $50,000. The Hollerith Punch can be added for an additional cost of $18,000. In the past we have offered a high speed option (40 cards per hour) for $10,000. We have discontinued offering the high speed option due to problems encountered with reliability and quality. We do not believe that the discontinuation of this option will have a significant effect on new business.

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

Although seven patents were originally issued to NCR, they all expired due to failure to pay maintenance fees at the time they were held by MTC and Mr. Oosthuizen. We appealed to the patent office for reinstatement of these patents and recovered three patents. The following provides a summary of the recovered patents:

Patent Number	Expiration Date	Name/Description

4,794,224	04/09/07	Dry Film Developer for an Aperture Card Printer

4,818,950	04/24/07	Low Jitter Phase-Locked Loop (internal circuit board)

4,841,343	03/25/08	Dry Film Development for an Aperture Card Printer

We believe that the three active patents and internal trade secrets will help in protecting the Q4300 technology from duplication. However, it is possible that others could duplicate the product, given enough time, money, and technical know-how. If that happens, we may not be able to maintain our current competitive edge.

1.7       Manufacturing

QEI manufactured Q4305 systems itself until 1997, using production facilities first in Southern California and later in Montpelier, Idaho.  In November of 1997, QEI, through Qtek AB, a Swedish affiliate, entered into an alliance with the predecessor company of Kitron in which Kitron began to manufacture our equipment for us. Kitron is a Norwegian based corporation.

Kitron has the capability to manufacture the Q4305 plotter units, internal modules, and spare parts at their missile factory located in Karlskoga, Sweden. The production is done on an "as required" basis in support of our delivery requirements. We sell certain piece-parts, primarily from the original Q4305 inventory purchased from MTC, to Kitron to support Q4305 production, and we buy spare part assemblies from Kitron to support our customer base. In addition to purchasing our parts, Kitron purchases components from a wide variety of suppliers and subcontractors.

Qtek AB was founded by two Swedish businessmen. It is located within the Kitron campus in Karlskoga Sweden and was established to coordinate Kitron/Quintek transactions, distribute and support the Q4300 system in Europe, and establish/operate a Q4300 based service bureau for converting images from digital format into aperture card media for long term storage. Bofors/Saab is supporting Qtek AB by bringing in sales and conversion business from internal divisions, customers and affiliated companies.

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

We go through Qtek AB to purchase the majority of Q4305 units and spare parts produced at Kitron. For these transactions, Qtek AB receives $2,000 for each Q4305 plotter unit ordered and a 10% markup on spare parts. Most transactions with Qtek AB are conducted on standard net 30 terms. We have established a licensing agreement with Qtek AB, under which we are required to purchase at least 25 of the Q4305 units before our fiscal year end in 2004. As of June 30, 2002 we purchased 15 units under this agreement.

Kitron, as the manufacturer of our Q4300 equipment, is a primary supplier. If Kitron ended its relationship with Qtek AB and/or Qtek AB ended its relationship with us, we would attempt to negotiate a new direct or indirect relationship with Kitron. There is nothing in our agreement to preclude restructuring the relationship with Kitron as long as the decision to terminate the agreement is mutual or initiated by Qtek AB.

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

We would likely incur significant expense and delays in filling customer orders if the relationship with Qtek AB were terminated.

If Kitron ended its relationship with us, we would immediately revert back to manufacturing the Q4305 at our facility in Montpelier, Idaho, in order to meet short term production needs. We would also try to negotiate with Qtek AB to restructure or terminate the Qtek AB/Quintek agreement and seek another manufacturing partner as a replacement for Kitron to meet long term and large scale production needs.

Loss of the Kitron relationship would cause significant expense, delays, and losses and could keep us from filling customer orders. We cannot tell how severe the losses might be, but finding another manufacturer or restarting our own manufacturing operations would have a dramatic adverse effect on our operation.

1.8       Markets

Marketing efforts are focused primarily on large companies that have the need to distribute or store engineering drawings in a condensed, archival, and eye-readable format. Associated industries include: construction, electronics, defense, automotive, machinery, amusement parks, ship building. oil refineries, utilities, railroads, government, highway and bridge construction, and aerospace.

Companies which require engineering drawings, documents, or records to be stored for over seven (7) years are considered prime prospects for the Q4300 system, regardless of the type of system used for creating or accessing the information.

We believe the market for the Q4300 system is significant, as most companies currently generate engineering drawings and have requirements for long term storage of critical information. Further, we believe that the need for long term storage of documentation will continue to grow, as advances in technology continue to drive hardware and software prices down, while improving computer processing power, flexibility, features, Internet access, and communication links.

We believe that approximately 250 million original, or master, aperture cards are printed each year, based on information from our card suppliers. We believe that the majority of engineering, construction and manufacturing companies stores some drawings and plans in a microfilm format, such as aperture cards, microfilm rolls, and microfiche.

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

Direct competitors are manufactures of equipment which produce aperture cards directly from a digital data source. These include; Wicks and Wilson Limited (WWL) (produced in England),

LaserScan (produced in England), and Microbox (produced in Germany). We believe that the aperture card plotters manufactured by all of these companies use chemicals for film development and as a result are more complex, larger, heavier, less reliable, and more expensive than the Q4300. We believe that all directly competitive products typically sell for over $75K, which includes card punch capability and approximately 40 cards/hr throughput rate as a part of the standard product. We sell our base system for $50K, with an additional $l8K for card punch capability. The competitive products have the benefit of performance, since our system runs at approximately 20 cards per hour.

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

Morgan Construction, TRW, US Navy, Pacific Gas & Electric, Southern California Gas Company, Lockheed-Martin, Mallory Controls, Boeing, Whirlpool, GTE Airfone, Lufkin Industries, Salt River Project, York International, Dresser Industries, Document Management Solutions, Aqua-Chem, Aramco, NASA, Carolina Power & Light, JPL, Westinghouse, and National Machinery, among others.

These companies typically produce a myriad of products and use a documentation system based on aperture cards to maintain and store the drawings used in design, maintenance and production of their products.

In the fiscal year ended June 30, 2002, more than 37% of revenues came from product sales through Imation. These revenues, totaling approximately $166,000 were comprised primarily of sales of Q4300 related equipment, maintenance, software, and media.

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

1.11     Suppliers

Q4305 Plotters

The Q4305 plotter is manufactured by Kitron under the arrangement described in Section 1.7, Manufacturing, page 5. The Q4305 units (about the size of a foot locker) are constructed from a variety of components, including: sheet metal pieces, metal castings, PC boards, mechanical devices, interconnect cables, optical components, and a low powered helium-neon laser. A small percentage of these parts have already or shortly will become obsolete. There is no guarantee that critical components will continue to be available to meet customer demand.

Q4305 Hollerith Punch

The Hollerith punch provides the capability to print and punch indexing information on the aperture cards as a part of the Q4305's aperture card production process. The Hollerith punch can be incorporated into the original product or provided via field upgrade by exchanging the print module, which comes in every basic Q4305 unit, with the Hollerith punch module which has the same physical footprint and similar electrical footprint. About 30% of the components within the print module are similar to the punch module and are purchased from the same vendors. The remaining 70% of component parts are unique to the punch and purchased from a mixture of the same vendors and new vendors. There is no guarantee that critical components will continue to be available to meet customer demand. We currently manufacture the punch in our Idaho facility and plan to continue this in the future.

Q4303 Universal Interface

The Q4303 is based on the standard PC platform and consists of a combination of "off the shelf' and customized hardware and software modules, including:

Hardware

-	latest IBM compatible PC computer platform and monitor
-	Greensheet Interface board or Ethernet adapter module
-	network interface board

Software

-	Windows 98, 2000 or NT operating system and associated "off the shelf" utilities
-	Spicer Imagenation (provides file conversions and graphics workstation)
-	Quintek application (controls operation of the Q4305 plotter, operator, and user network)

We have several sources for all purchased components within the Q4303 unit.

Aperture Card Media

A continued supply of aperture card media is crucial to the success of our business. This risk goes well beyond loss of income due to sales of cards, because without cards, our customers have no use for our equipment, services and software.

The Q4300 aperture cards are manufactured by Imation and IIC, who buy dry silver film "off the shelf' from Kodak, mount the film on blank card stock, cut and print the cards per customer instruction, pack the cards in cassettes of 250 cards per cassette, package the cassettes in light tight and moisture proof containers, and deliver the cards in cases with four cassettes per case. We are a distributor for the blank aperture cards and may purchase cards from Imation or IIC for resale to the Q4300 customer base. We believe this business is profitable for Imation and IIC and that these two companies are the only suppliers of aperture cards using dry silver film.

Dry silver film is used primarily for microfiche applications and we believe the Q4300 is the only device available today for producing aperture cards with dry silver film. If the microfiche market declines, it's conceivable that suppliers of dry silver film could discontinue supplying dry silver film products. A continued supply of aperture card media is crucial to the success of the Company because without cards, customers have no use for the Company's equipment, services and software.

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

1.12     Regulation

Our business is not subject to any special regulatory regime, other than general laws and regulations, such as employment and safety regulations, that apply generally to manufacturers and distributors of industrial equipment. The Q4305 unit was certified under UL, FCC, TUV, and GS standards while in production at NCR and we are in the process of transferring the UL and FCC certifications into our name. CE certification was received in August of 2002. The Q4305 units produced at Kitron are expected to meet the same ISO 9000 standards for production quality and consistency as imposed on other products assembled in the Kitron factory.

U.S. and Swedish laws and regulations regarding importation, exportation, and customs will apply to any units imported from Sweden.

ITEM 2	DESCRIPTION OF PROPERTY

We lease premises for our executive office in Camarillo, California, our warehouse in Montpelier, Idaho, and our sales office in Washington, D.C.

We lease 3,120 square feet for our executive offices at 537 Constitution Avenue, Suite B, Camarillo, California. The lease expires on March 31, 2004, with an option to extend it for three years. Our current monthly lease rate is $2,737.

We lease 1,800 square feet of office and warehouse space at 720 N. 4th Street, Montpelier, Idaho, to store parts, conduct engineering operations, and perform small scale assembly and administrative tasks to support the Q4300 system. Our current monthly lease rate is $1,395. The lease expired on June 30, 2000 and we are now renting on a month to month basis.

On July 1, 1999, we entered into a long-term non-cancelable operating lease of our facilities in Virginia. The lease requires monthly payments of $2,690 and carries an escalation clause of 3.5% per year. The lease expires in September 2003. We vacated this office on August 15, 2000 and stopped accruing rent as of September 30, 2001.

ITEM 3	LEGAL PROCEEDINGS

At June 30, 2002, we were not involved in any legal proceedings.

On September 17, 2002, the Company was advised by the staff of the U.S. Securities and Exchange Commission that they will recommend that the Commission file a civil injunctive lawsuit against the Company and its president, Thomas W. Sims. The suit would allege that the Company violated Section 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules l0b-5. 13a-1, and 13a-13, based on false and misleading statements in press releases disseminated by the Company on October 22, 2001 and October 25, 2001, regarding the Company's investment in Panamed Corp. and the press releases disseminated on January 8, 2002 and March 20, 2002, regarding orders from Eurotrend Informatics, Ltd., a private Hungarian company, and failure to timely file annual and quarterly reports with the Commission.

The Company is attempting to negotiate a settlement. Management is unable to form a judgment whether it is probable or remote that the outcome of this claim will be unfavorable to the Company, nor in the event of unfavorable outcome, the range of any possible loss.

First Horizon Loan Corporation v. Quintek Technologies, Inc., et al., No. CIIV214431, Ventura County, California, Superior Court.  On September 19, 2002,  First Horizon Loan Corp. filed suit for damages for breach of a lease agreement for our former sales offices in Fairfax, Virginia.  The suit alleges that we breached the lease when we closed the Fairfax office in July 2000 stopped making lease payments.  The suit claims approximately $78,000 in damages.  We have not yet filed an answer in the lawsuit, but we believe we have meritorious defenses, including the landlord’s failure to mitigate damages after the office was closed.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No shareholder meeting was held in the fiscal year ended June 30, 2002.

ITEM 5	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

5.1       Market for common stock

Since confirmation of the PDX plan of reorganization on January 14, 1999, our common stock has been traded on the OTC Bulletin Board (symbol "QTEK"). On June 30, 2002, there were three major market makers for our stock, and 504 listed shareholders of record holding a total of 40,162,008 outstanding shares. The high and low bid prices per share for our stock since June 30, 2000 are as follows:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	High	Low	High	Low	High	Low	High	Low
CY2000	$1.88	$1.06	$1.38	$0.63	$0.94	$0.29	$0.31	$0.05
CY2001	$0.31	$0.11	$0.16	$0.08	$0.11	$0.05	$0.39	$0.05
CY2002	$0.50	$0.09	$0.47	$0.07	$0.14	$0.03

No market exists for the sale of any of our Warrants or debt securities, and none is expected to develop.

5.2       Dividends

We have not declared or paid any dividends to our common shareholders and do not presently intend to do so. Any future decision whether to pay dividends will depend on our financial condition and any other factors that our Board of Directors deems relevant.

5.3       Recent sales of unregistered securities

Since filing our last 10-QSB, we have issued the following equity securities:

(a)	In June 2002 we issued 689,000 shares of restricted stock to one individual and one company as finder fees.

(b)	In April 2002 we issued 51,462 shares of restricted stock to one individual in a transaction based on converting his convertible bond into stock at a rate of 22 cents per share.

(c)	In April and May 2002 we sold 2,805,000 shares of restricted stock to 16 individuals and 1 company at a price of 5 cents per share.

(d)

In April and May 2002 we issued 50,523 shares of free trading stock to I individual at a rate of 10 cents per share in transactions based on exercising Class B, C and D, warrants under a special agreement.

Subsequent to June 30, 2002 we sold 333,333 shares of restricted stock to an individual at a rate of 3 cents per share, issued 416,667 shares of restricted stock to 2 individuals for consulting services, and issued 224,000 shares of restricted stock to an individual in a transaction based on converting his convertible bond into stock at a rate of 5 cents per share.

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

ITEM 6	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

6.1	Results of operations for the twelve months ended June 30, 2002, compared to the twelve months ended June 30, 2001

Our revenues totaled $446,005 and $675,145 for the twelve months ended June 30, 2002 and 2001, respectively, a decrease of $229,140 (33.9%) in 2002 due primarily to a decrease in service revenue and to a lesser extent, sales of aperture cards and equipment.

For the twelve months ended June 30, 2002 and 2001, cost of sales was $198,696 and $459,701 respectively, a decrease of $261,005 (56.8%). Our cost of sales for both periods consisted mostly of labor and production costs. Cost of sales decreased and consequently gross margin increased in 2002 due to substantially lower sales commissions.

Operating expenses totaled $1,108,034 for the twelve-month period ended June 30, 2002 as compared to $1,310,352 for the prior twelve-month period. The $202,318 (15.4%) decrease in operating expenses is due primarily to a substantial decrease in stock-based compensation for consulting, legal and professional services, marketing, and other outside services.

We incurred acquisition expenses of $0 and $100,000 in the twelve months ended June 30, 2002 and 2001, respectively. In the quarter ended March 31, 2000, we acquired Juniper Acquisition Corporation, a blank check corporation that was registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934. We acquired Juniper in order to comply with the OTC Bulletin Board requirement that all issuers must be registered with the SEC under the Exchange Act, in order to continue to be quoted on the OTC Bulletin Board.

At June 30, 2002, we were in default on payment of nearly all of our $330,505 of convertible bond indebtedness. These bonds matured during 2001 and 2002 but have not been repaid.

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

6.2       Liquidity and capital resources

We have historically financed operations from the sale of common stock and the conversion of common stock warrants. At June 30, 2002, we had cash on hand of $2,602 and working capital of $(1,126,757) as compared to cash on hand of $3,073 and working capital of $(1,022,410) at year-end, June 30, 2001.

Net cash used in operating activities of $410,709 for the twelve months ended June 30, 2002, is attributable primarily to operating losses as adjusted for stock issued for services of $453,413, and depreciation of $46,000.

There was no net cash used in or provided by investing activities for the twelve months ended June 30, 2002.

Net cash provided by financing activities of $410,238 for the twelve months ended June 30, 2002 represents cash received from the issuance of common stock of $281,004, and cash received from issuance of convertible bonds of $129,200.

We believe that the receipt of net proceeds from the sale of the common stock and the exercise of common stock Warrants plus cash generated internally from sales will be sufficient to satisfy our future operation, working capital and other cash requirements for the remainder of the fiscal year. We believe that we have sufficient internal and external resources to fund current operations, develop new or enhanced products and/or services, and to respond to competitive pressures and acquire complementary products, businesses or technologies. However, we have yet to operate at a profit and do not know when we may do so. Accordingly, we may require continued funding from sales of our securities, and we cannot be sure that we will be able to raise sufficient funds to continue operations. Our audit for the years ended June 30, 2002 and 2001, contained a going concern qualification.

ITEM 7	FINANCIAL STATEMENTS

See, pages F-l, et seq., included herein.

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

9.1       Board of directors and executive officers

Our board of directors consists of three members, each of whom serve three year terms. The following is a summary description of our directors and executive officers:

Tom Sims, President & CEO, Chairman

Mr. Sims, 51, co-founder of QEI in 1991, has served as our President, CEO, and Chairman since QEI's inception and continued in this role following the merger with PDX. Prior to QEI/Quintek, Tom was involved with system engineering, corporate development, and strategic positioning at two start-up companies: Alpharel and PMT Corporation. While at Alpharel, Tom played a key role in pioneering, developing and marketing technologies required for Electronic Information

Management Systems (i.e. scanners, plotters, optical disk storage, network communication, etc). Tom held the positions of Design Engineer, Project Engineer, Program Manager, and VP of Operations while working for Bunker Ramo (1973-1985), Alpharel (1985-1990), and PMT (1990-1991) and was responsible for the management and development of complex electronic systems for radar DOA analysis, radar signature analysis, automatic test equipment, high speed recording and scanning equipment (roll film and aperture card), and software for data compression. Tom received his BS degree in Electronics Engineering Technology from the University Of Southern Colorado in 1973.

Kurt Kunz, VP Engineering, Director

Mr. Kunz, 42, co-founder of QEI in 1991, has served as our Vice President of Engineering and Corporate Director since QEI's inception and continued in this role following the merger with PDX. Prior to QEI, Kurt held the positions of Software Design Engineer, Mechanical Design Engineer, Systems Engineer and Engineering Manager at three high tech companies; QED Systems (1986-1987), Alpharel(1987-1990), and PMT (1990-1991). Kurt received his BS degree in Mechanical Engineering from the University of Utah in 1986.

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

Catherine Sims - Corporate Secretary

Mrs. Sims, 52, has served as our Corporate Secretary since QEI's inception and continued in this role following the merger with PDX, with the exception of the time period between February 1998 and October 1999. Mrs. Sims has taken courses on corporate secretary duties and responsibilities and received her AA degree in Nursing from Ventura college in 1985. Catherine is the wife of Tom Sims, our President & CEO.

Teresa Kunz - Corporate Treasurer

Mrs. Kunz, 41, has served as our Corporate Treasurer since QEI's inception and continued in this role following the merger with PDX. During the latter part of CY 2000 Mrs. Kunz assumed the role of Controller and has served our company in that capacity since. Mrs. Kunz received her AA degree in accounting from Ricks College in 1981. Teresa is the wife of Kurt Kunz, our Vice President of Engineering and Director and sister-in-law of Kelly Kunz, Vice President and Director.

9.2       Compensation of Directors

All of our directors are full time employees of Quintek. Because we have no independent directors, we pay no compensation to any director for their service on the board over and above their employment compensation.

9.3       Management Committees

We have not established compensation, executive or audit committees.

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

None of our executive officers received a total annual salary and bonus of more than $100,000 for the year ended June 30, 2002. The following table summarizes the yearly compensation of our President for the three years ended June 30, 2002.

		Annual Compensation			Long Term Compensation

(a)	(b)	(c)	(e)	(f)	(g)	(h)
Name	Year	Salary	Other Annual Compensation (1)	Restricted Stock Awards	Securities Underlying Options	All Other Compensation (2), (3)
Tom Sims	FY2002	$19,500	$6,106 (1)	$68,000 (4)	-	-
President	FY2001	$60,000	-	-	-	-
	FY2000	$60,000	$6,293 (1)	$10,000 (3)	285,000 (2)	$2,527

(1)	These amounts represent the Company's payments to purchase an automobile for Mr. Sims for business and personal use.

(2)

Includes 35,000 options granted to Catherine Sims and 250,000 options granted to
Tom Sims. The options have a strike price of $1.00 per share and expiration date of
January 14, 2004. Catherine Sims is our corporate secretary and wife of Tom Sims.

(3)	This represents an issuance of 10,000 shares of restricted stock valued at $1.00 per share.

(4)

This represents an issuance of 200,000 shares of restricted common stock valued at
$0.06 per share and 800,000 shares of restricted common stock valued at $0.07 per share to or for the benefit of Tom Sims.

No Stock Options Were Granted in Fiscal 2002

Quintek did not grant any stock options or stock appreciation rights or Long-Term Incentive Plan Awards to its officers or employees, in the fiscal year ended June 30, 2002.

Aggregated 2001 Option Exercises and Year-End Values

The following table summarizes the number and value of all unexercised stock options held by Mr. Sims at June 30, 2002. No stock appreciation or similar rights were exercised during or remained outstanding at the end of Fiscal 2002.

(a)	(b)	(c)	(d)	(e)
			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)
Name	Shares Acquired on Exercise	Value Realized	Exercisable/ Unexercisable	Exercisable/ Unexercisable

Tom Sims	0	$0	285,000*/0	$0/$0

*	Includes options and shares granted to Catherine Sims who is the wife of Tom Sims and our corporate secretary.

**	Based on a closing bid price on the OTC Bulletin Board of $0.09 per share on June 30, 2002.

ITEM 11	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table sets forth the ownership of our common stock, as of June 30, 2002 by our directors, named executive officer, Tom Sims, and by two shareholders who owned more than 5% of the outstanding shares. This information was given to us by the transfer agent and the numbers are based on definitions found in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934.

On June 30, 2002, 40,162,008 shares of our common stock were outstanding.

	Shares Owned (1)
Shareholder (2)	Number	Percent

Tom Sims, President, CEO and Chairman (1),(4)	2,514,495	6.22%

Kurt Kunz, VP Engineering and Director (2), (4)	3,453,000	8.52%

Kelly Kunz, VP Manufacturing and Director (3), (4)	1,340,000	3.31%

TPG Corporation (5)	2,358,490	5.87%

All directors as a group (4) (3 persons)	7,307,495	18.05%

(1)

Includes 1,373,668 shares beneficially owned by a family trust for Tom Sims, his wife, Catherine, and their children, 220,827 shares owned by Tom Sims, 35,000 shares owned by Catherine Sims and 600,000 shares owned jointly by Tom and Catherine Sims. Catherine Sims serves as our corporate secretary.

(2)	These shares and options are beneficially owned equally by Kurt Kunz, his wife, Teresa, and their children. Teresa Kunz serves as our corporate Treasurer.

(3)	These shares are beneficially owned equally by Kelly Kunz and his wife and their children.

(4)

Includes options and warrants to purchase shares by directors, officers and their spouses exercisable within 60 days after June 30, 2002, as follows:

Tom and Catherine Sims 285,000; Kurt and Teresa Kunz 350,000; Kelly Kunz 280,000.

(5)

These represent shares issued to TPG Corporation in consideration for acquisition of Juniper Corporation, a reporting company acquired by our company to become a reporting company and insure continued trading on the OTCBB (Refer to Section 1.3, page 2).

ITEM 12	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have made unsecured loans to our directors and officers, listed below. These loans were all renegotiated as of June 30, 1999. The current loan terms each provide that they are due in 20 years, on June 30, 2019. They bear interest at 4% per annum. Each officer is obligated to pay $100 per month until the loan matures and to pay the remaining unpaid balance in one balloon payment on June 30, 2019. At June 30, 2001, and June 30, 2002, the following amounts of principal and interest on these loans were unpaid:

	6/30/01	6/30/02

Tom Sims	$180,685	$200,085
Kurt Kunz	$ 54,566	$ 86,716
Kelly Kunz	$ 17,971	$ 50,624
Teresa Kunz		$ 14,200

These loans were not made in arms-length negotiations between us and the borrowers. The borrowers could not have obtained unsecured loans on similar terms from unrelated third parties. Because of the unsecured nature and length of these loans, they have been discounted by $349,377 (99%) on our financial statements. See, Note 3 to our Financial Statements for the Years ended June 30, 2002 and 2001. To the extent that the interest rate, maturity and other terms of these loans are more favorable than could be obtained from third parties, the benefit received by the directors and officers can be considered additional compensation to them.

ITEM 13	EXHIBITS AND REPORTS ON FORM 8-K

13.1     Exhibits

2.1 #	Agreement and Plan of Reorganization between Quintek Technologies, Inc., and Juniper Acquisition Corporation.

3.1 *	Articles of Incorporation.

3.2 *	Bylaws.

10.1 *	Cooperation Agreement between Quintek Electronics, Inc., Qtek Aperture AB, and Bofors AB, Missiles Production (November 21, 1997).

10.2 *	4300 License Agreement between Quintek Technologies, Inc. and Qtek Aperture Card AB (January 18, 2000).

10.3 *	Additional Agreement between Quintek Technologies, Inc. and Qtek Aperture Card AB (January 18, 2000).
#	Incorporated by reference to Exhibit 2.1 to the Form 8-K dated February 24, 2000.
*	Incorporated by reference the Form 1 0-KSB for the fiscal year ended June 30, 2000.

13.2     Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 5 2002		QUINTEK TECHNOLOGIES, INC.

	By:	Thomas W. Sims
Thomas W Sims, Chief Executive Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Date: November 5, 2002	Thomas W. Sims
Thomas W. Sims, Chairman

Date: November 5, 2002	Kurt Kunz
Kurt Kunz, Director

Date: November 5, 2002	Kelly Kunz
Kelly Kunz, Director

CERTIFICATIONS

I, Thomas W. Sims, Chief Executive Officer and Chief Accounting Officer of Quintek Technologies, Inc., certify that:

1.         I have reviewed this annual report on Form 10-KSB of Quintek Technologies, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

Date: November 5, 2002	By:	Thomas W. Sims
Thomas W Sims, Chief Executive Officer and Chief Accounting Officer

SPRAYBERRY, BARNES, MARIETTA & LUTTRELL
Certified Public Accountants

Daniel Sprayberry, C.P.A.	Members	Martin J. Marietta, C.P.A.
Mark Luttrell, C.P.A.	American Institute of Certified Public Accountants	Dana Boutain, C.P.A.
Gregory G. Braun, C.P.A.	SEC Practice Section	Ann M. Braun, C.P.A.
Jennifer R. Haney, C.P.A.	California Society of Certified Public Accountants	Jeffrey Freeman, C.P.A.
Jerry E. Randall, C.P.A.		Benjamin P. Reyes, C.P.A.
Laima Swanson, C.P.A.		William Duerksen, C.P.A.
Michael Luxton, C.P.A.		B. Marie Ebersbacher, C.P.A.
Veronica Quintana, C.P.A.		Audrey Tamekazu, C.P.A.
Stephanie Peters, C.P.A.		Matthew Davis, C.P.A.
Andrew Kiefer, C.P.A.		Kimberly Alvarado, C.P.A.
William Sablan, C.P.A.

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Quintek Technologies, Inc.
Camarillo, California

We have audited the accompanying balance sheet of Quintek Technologies, Inc., as of June 30, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Quintek Technologies, Inc., as of June 30, 2002 and the results of its operations and cash flows for the years ended June 30, 2002 and 2001, in conformity with generally accepted accounting principles of the United States of America.

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

Oxnard, California
October 11, 2002

5601 Truxtun Avenue, Suite 200 Bakersfield, California 93309 661/325-7500 Fax 661/325-7004
300 Esplanade Drive, Suite 250 Oxnard, California 93030 805/988-3222 Fax 805/988-3220
www.smlcpa.com

QUINTEK TECHNOLOGIES, INC.

BALANCE SHEET JUNE 30, 2002

ASSETS

CURRENT ASSETS:
Cash		$ 2,602
Accounts receivable (net of allowance for doubtful accounts of $20,498)		27,212
Inventory		57,426
Investment		28,762
Other current assets		2,038
Total current assets		89,278

PROPERTY AND EQUIPMENT, AT COST:
Equipment	$ 102,881
Computer and office equipment	88,492
Furniture and fixtures	32,526

	223,899

Less – Accumulated depreciation	(192,210)	31,689

OTHER ASSETS:
Deposits	4,994
Intangible assets (net of accumulated amortization of $53,082)	82,985
Investments	28,762
Employee receivables, net	2,400	119,141

		$ 240,108

The accompanying notes are an integral part of the financial statements

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable		$ 207,335
Payroll and payroll taxes payable		307,522
Payroll taxes assumed in merger		123,272
Accrued expenses		134,521
Note payable		36,400
Other current liabilities		48,594
Convertible bonds		330,505
Unearned revenue		27,886

Total current liabilities		1,216,035

COMMITMENTS AND CONTINGENCIES		--

STOCKHOLDERS’ DEFICIT:
Common stock - $0.01 par value
Authorized – 50,000,000 shares
Issued and outstanding – 40,162,008 shares	$ 401,620
Additional paid-in capital	1,997,017
Retained deficit	(21,361,481)

	(962,844)
Less subscriptions receivable	(13,083)	(975,927)

		$ 240,108

The accompanying notes are an integral part of the financial statements

QUINTEK TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

	2002	2001

SALES	$ 446,005	$ 675,145

COST OF SALES	198,696	459,701

Gross Margin	247,309	215,444

OPERATING EXPENSES:
Selling, general, and administrative expenses	654,621	633,236
Stock-based compensation for services	453,413	579,097
Impairment loss	--	98,019

	1,108,034	1,310,352

Loss from operations	(860,725)	(1,094,908)

OTHER INCOME (EXPENSES):
Other income	25,424	14,368
Gain (loss) on investments	(166,112)	5,872
Interest expense	(49,525)	(43,149)
Gain on sale of fixed assets	--	42,803
Acquisition expense	--	(100,000)

	(190,213)	(80,106)

Net loss before income taxes	(1,050,938)	(1,175,014)

PROVISIONS FOR INCOME TAXES	800	800

Net loss	$ (1,051,738)	$ (1,175,814)

NET LOSS PER SHARE:
Basic and diluted	$ (0.03)	$ (0.06)

The accompanying notes are an integral part of the financial statements

QUINTEK TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

			Additional Paid-in Capital		Total Stockholders’ Deficit
	Common Stock			Retained Deficit
	Shares	Amount

Balance, June 30, 2000	17,911,258	$ 179,113	$ 18,463,679	$ (19,133,929)	$ (491,137)

Stock issuances	4,326,535	43,265	667,341	--	710,606

Warrant issuances	--	--	224,776	--	224,776

Net loss	--	--	--	(1,175,814)	(1,175,814)

Balance, June 30, 2001	22,237,793	222,378	19,355,796	(20,309,743)	(731,569)

Stock issuances	17,924,215	179,242	741,377	--	920,619

Allowance on
subscription receivable	--	--	(100,156)	--	(100,156)

Net loss	--	--	--	(1,051,738)	(1,051,738)

Balance, June 30, 2002	40,162,008	$ 401,620	$ 19,997,017	$ (21,361,481)	$ (962,844)

The accompanying notes are an integral part of the financial statements

QUINTEK TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,051,738)	$ (1,175,814)
Adjustments to reconcile net loss to net cash from
operating activities-
Depreciation and amortization	46,000	32,732
Common stock issued for services	453,413	354,322
Warrants issued for services	--	224,776
Loss on impairment	--	98,019
Gain on sale of fixed assets	--	(42,803)
(Gain) loss on investment	166,112	(5,872)
Net change in operating assets and liabilities	(24,496)	134,024

Net cash from operating activities	(410,709)	(380,616)

CASH FLOWS FROM INVESTMENT ACTIVITIES:
Purchase of investment	--	--
Proceeds from sale of fixed assets	--	49,147
Net decrease in employee receivables	--	15,512

Net cash from operating activities	--	64,659

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	281,004	201,847
Proceeds from the issuance of convertible bonds	129,200	76,164
Payments on convertible bonds	(45,900)	--
Borrowing from investee	36,400	--
Payments received on subscriptions	9,534	31,664

Net cash from financing activities	410,238	309,675

NET CHANGE IN CASH	(471)	(6,282)

CASH, BEGINNING OF YEAR	3,073	9,355

CASH, END OF YEAR	$ 2,602	$ 3,073

The accompanying notes are an integral part of the financial statements

QUINTEK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002 and 2001

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

On February 24, 2000, the Company acquired all of the outstanding common stock of Juniper Acquisition Corporation ("Juniper"). For accounting purposes the acquisition has been treated as

QUINTEK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002 and 2001

(Continued)

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a)  Nature of Business (continued)

a recapitalization of the Company with the Company as the acquirer (reverse acquisition). The historical financial statements prior to February 24, 2000 are those of the Company.

The Company was established for the primary purpose of developing, manufacturing, and distributing the 4300 Aperture Card Imaging System technologies, used for recording digital images on aperture card media ("the 4300 system"). Aperture cards are small, rectangular cards each of which contains a 35mm strip of microfilm, which is used for storing visual information. The 4300 system is intended to eliminate the problems of conventional aperture card manufacturing by producing aperture card media with a chemical free process. The chemistry and fumes involved with conventional photographic film development may be hazardous and the waste material resulting from the chemical process may be considered hazardous material. The Company's 4300 system does not use a chemical process and does not produce any hazardous material.

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

QUINTEK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
June 30, 2002 and 2001

(Continued)

(1)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d)   Major Customers

The Company had one customer that accounted for more than 10 percent of revenue. For the year ended June 30, 2002, revenues from the Company's major customer amounted to approximately $166,000. Accounts receivable from this major customer was approximately $500 at June 30, 2002. For the year ended June 30, 2001, revenues from the Company's major customer amounted to approximately $208,000. Accounts receivable from this major customer totaled approximately $200 at June 30, 2001.

e)   Major Suppliers

There are currently only two known suppliers of aperture cards that use dry silver film. A continued supply of aperture card media is crucial to the success of the Company because without cards, customers have no use for the Company's equipment, services and software.

f)   Concentration of Credit Risk — Cash

The Company maintains its cash balances in various financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At various times throughout the years ended June 30, 2002 and June 30, 2001, the Company has maintained balances in excess of federally insured limits.

g)   Accounts Receivable

The allowance for bad debt is established through a provision for bad debt charged to expense. Receivables are charged off against the allowance when management believes that the collectibility of the account is unlikely. Recoveries of amounts previously charged off are credited to the allowance.

h)   Inventory

Inventory consists of parts and supplies, and is stated at the lower of cost or market. Cost is determined on a FIFO (first-in, first-out) basis.

QUINTEK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

(Continued)

(1)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

h)   Inventory (continued)

Inventories are summarized as follows at June 30, 2002:

Parts and supplies	$ 355,070
Reserve for obsolescence	(297,644)

$ 57,426

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

j)   Intangible Assets

The cost of patents and purchased proprietary processes acquired are being amortized using the straight-line method over their remaining useful lives of 4 years.

k)   Payroll Taxes Assumed in Merger

The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance at June 30, 2002 is $123,272.

QUINTEK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

(Continued)

(1)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

l)   Equity Method of Accounting for Investments

Investments in companies in which the Company has a 20% to 50% interest or has significant influence over the operating and financial policies of the investee are carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses.

m)   Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to operations for the years ended June 30, 2002 and 2001 were $63,600 and $63,776, respectively.

  n)   Advertising

The Company expenses advertising costs as they are incurred. Advertising expense was $0 and $921 for the years ended June 30, 2002 and June 30, 2001, respectively.

o)   Income Taxes

The Company accounts for income taxes using the liability approach to financial accounting and reporting. Current income taxes are based on the year's income taxable for federal and state reporting purposes.

The Company has a deferred tax asset due to net operating loss carryforwards and temporary taxable differences due to stock-based compensation for income tax purposes. The deferred tax asset is $2,480,092 and $2,310,782 as of June 30, 2002 and 2001, respectively. However, due to the ongoing nature of the losses and the potential inability of the Company to ever realize the benefit, a valuation allowance has been established for 100% of the deferred tax asset. Net operating loss carryforwards expire at various times through the year 2021.

The effects of temporary differences that give rise to significant portions of the deferred tax benefit are presented below:

QUINTEK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

(Continued)

(1)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o)   Income Taxes (continued)

	2002	2001

Net operating loss carryforward	$ 133,328	$ 168,262
Stock-based compensation	35,982	32,594

	169,310	200,856
Less valuation allowance	(169,310)	(200,856)

Total	$ --	$ --

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

The Company's board of directors authorized a stock award and long-term incentive plan which includes stock appreciation rights and certain stock incentive awards. Nothing has been issued under the plan and the plan has not been approved by the shareholders as of June 30, 2002.

q)   Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding of 33,950,872 and 22,237,793 at June 30, 2002 and 2001, respectively. The basic and diluted earnings per share calculations are the same because potential dilutive securities would have had an antidilutive effect.

Securities that were not included in the earnings per share calculation because they were antidilutive consist of the convertible bonds, stock options, and warrants. If these items were included, they would increase weighted average shares outstanding by 419,726 and 0 at June 30, 2002 and 2001, respectively.

QUINTEK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

(Continued)

(1)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

r)   Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combination" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations completed after June 30, 2001. SFAS 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement will be adopted on July 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FAS 143") was issued. FAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, FAS 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the assets useful life. FAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Board No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the long-lived assets to be disposed of. SFAS 144 is required for adoption for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

QUINTEK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

(Continued)

(1)        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

r)   Recent Accounting Pronouncements (continued)

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Board No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections (FASB 145). SFAS 145 is required for adoption for fiscal years beginning May 15, 2002, with early adoption of the provisions related to the rescission of Statement 4 encouraged. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

In July 2002, the Financial Accounting Standards Board (SFAS) issued Statement of Financial Accounting Standards Board No. 146, Accounting for Restructuring Costs (SFAS 146). SEAS 146 applies to costs associated with and exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under EITF issue 94-3. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operations.

(2)        GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern; however, the Company has sustained substantial operating losses and has been advised of an inquiry by the SEC as described in Note 7(d). In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

QUINTEK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

(Continued)

(2)        GOING CONCERN (Continued)

Management is not certain that current cash and cash generated from operations will be sufficient to meet its anticipated cash needs until the end of its fiscal year. Accordingly, the Company will require an additional capital infusion or revenues from additional sales to continue operations. Management is not certain if additional capital or sales proceeds will become available and is considering other strategic alternatives, which may include a merger, asset sale, or another comparable transaction, or financial restructuring. If unsuccessful in completing a strategic transaction, the Company may be required to cease operations.

(3)        EMPLOYEE RECEIVABLES

2002
Notes receivable from officers, unsecured, due on June 30, 2019, plus interest at 4%.	$ 351,625

Interest receivable in connection with above notes receivable	23,755
375,380
Valuation allowance	(372,980)
$ 2,400

(4)        INVESTMENTS

The investment held by the Company consists of a 49% ownership interest in Qtek Aperture Card AB, a Swedish corporation and a 8.54% ownership in PanaMed Corp. These investments are accounted for using the equity method of accounting due to the significant influence that the Company has over its investees.

Pertinent financial information for Qtek Aperture Card AB as of June 30, 2002 and 2001, is as follows:

QUINTEK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

(Continued)

(4)        INVESTMENTS  (Continued)

	2002	2001
Balance sheet:
Assets	$ 123,047	$ 147,926

Liabilities	76,049	$ 100,510
Equity	46,998	47,416

	$ 123,047	$ 147,926

Income statement:
Revenue	$ 165,000	$ 202,057
Expenses	124,000	(190,073)

Net loss	41,000	11,984
	x 49%	x 49%

Company's share of net income	$ 20,090	$ 5,872

Pertinent financial information for Panamed Corp. as of June 30, 2002 and 2001, is as follows.

	2002	2001
Balance sheet:
Assets	$ 110,416	$ --

Liabilities	$ 362,398	$ --
Equity	(251,982)	$ --

	$ 110,416	$ --

Income statement:
Revenues	$ --	$ --
Expenses	(4,100,109)	--

Net loss	4,100,109	--
	x 8.54%	x --

QUINTEK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

(Continued)

(4)        INVESTMENTS  (Continued)

	2002	2001
Company’s share of net loss	$ 350,347	$ --

Company's share of net loss limited to its investment	$ 186,202	$ --

(5)        NOTE PAYABLE

2002
Note payable to Panamed, Inc. at 9%, due on demand.	$36,400

(6)        CONVERTIBLE BONDS

Convertible bonds consists of the following:

Bonds payable with interest at 9%, due on various dates in 2002, convertible to shares on common stock in increments of $1,000 or more at rates ranging from $0.06 - $1.00 per share.	$ 249,364

Bonds payable with interest at 12%, due July 2002, convertible to shares of common stock in increments of $500 or more at rates ranging from $0.05 - $0.75 per share.	81,141

$ 330,505

The majority of outstanding convertible bonds have expired either before June 30, 2002 or shortly after year-end. The bondholders do not wish to renew the bonds and have asked for payment. However, the Company does not have the cash to repay these bonds.

QUINTEK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

(Continued)

(7)        COMMITMENTS AND CONTINGENCIES

a)   Operating Leases

The Company leases its office facilities under a non-cancelable operating lease that requires total monthly rental payments of $1,419. The lease expired on March 31, 2001 and the Company has exercised the option to extend the lease an additional 36 months. The lease contains a rental payment escalation clause.

For the years ended June 30, 2002 and 2001, rent expense for these operating leases totaled $49,848 and $64,184, respectively.

Minimum future rental payments under the non-cancelable operating leases are as follows:

Years ended June 30	2003	$ 17,199
	2004	17,889
	2005	13,815
		$ 48,903

b)   Purchase Obligation

The Company has established a licensing agreement with Qtek Aperture Card AB. Under the agreement the Company is required to purchase at least 25 of the Q4305 units at approximately $18,000 each before June 30, 2004. As of June 30, 2002, the Company had purchased 15 units under the agreement.

c)   Income Tax Return Filings

The Company has not filed income tax returns for several years. Due to operating losses, income tax liability and penalties would not be substantial. However, the state of California could potentially revoke the Company's charter if the Company does not become current on its income tax return filings.

QUINTEK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

(Continued)

(7)        COMMITMENTS AND CONTINGENCIES (Continued)

d)   Securities and Exchange Commission Inquiry

On September 17, 2002, the Company was advised by the staff of the U.S. Securities and Exchange Commission that they will recommend that the Commission file civil injunctive lawsuits against the Company and its president, Thomas W. Sims. The suits would allege that the Company violated Section 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules l0b-5, 13a-1, and 13a-13, based on false and misleading statements in press releases disseminated by the Company on October 22, 2001 and October 25, 2001, regarding the Company's investment in Panamed Corp. and the press releases disseminated on January 8, 2002 and March 20, 2002, and failure to timely file annual and quarterly reports with the Commission.  In connection with the contemplated action against the Company's president, Thomas W. Sims, the SEC staff may seek injunctive relief, civil penalties, an officer and director bar, and a penny stock bar.

The Company is attempting to negotiate a settlement. Management is unable to form a judgment whether it is probable or remote that the outcome of this claim will be unfavorable to the Company, nor in the event of unfavorable outcome, the range of any possible loss.  Accordingly no provision for loss has been accrued in the accompanying financial statements.

e)   Lawsuit

On September 19, 2002, First Horizon Loan Corp. filed suit for damages for breach of a lease agreement for the Company's former sales offices in Fairfax, Virginia.  The suit alleges that the Company breached the lease when the Fairfax office was closed in July 2000 and lease payments were stopped.  The suit claims approximately $78,000 in damages.  The Company has not yet filed an answer in the lawsuit, but believes it has meritorious defenses, including the landlord's failure to mitigate damages after the office was closed.

(8)        STOCKHOLDERS' DEFICIT

a)   Common Stock and Warrants

The Company has authorized 50 million shares of $0.01 par value common stock. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation

QUINTEK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

(Continued)

(8)        STOCKHOLDERS' DEFICIT (Continued)

a)   Common Stock and Warrants (continued)

rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares. At June 30, 2002 there were 40,162,008 shares of common stock issued and outstanding.

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

Class B — 1,225,662 warrants on restricted stock with a strike price of $2.00 per share, expiring on July 31, 2002.

Class C — 1,221,786 warrants on restricted stock with a strike price of $3.00 per share, expiring on July 31, 2002.

Class D — 1,221,786 warrants on restricted stock with a strike price of $4.00 per share, expiring on July 31, 2002.

Class H — 1,026,844 warrants on restricted stock with a strike price of $4.00 per share, expiring on October 1, 2002.

Class J — 6,458,384 warrants on restricted stock with a strike price of $1.00 per share, expiring on January 14, 2004.

Warrants E, F, G, and I expired on March 31, 2002.

QUINTEK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

(Continued)

(8)        STOCKHOLDERS' DEFICIT (Continued)

b)   Common Stock Reserved

At June 30, 2002. common stock was reserved for the following reasons:

Conversion of bonds	3,265,652 shares
Exercise of stock options	2,015,000 shares
Exercise of common stock warrants	11,192,985 shares

c)   Stock Option Agreements

The Company has granted fixed employee stock-based compensation options. The fixed option agreements typically have a maximum term of 5 years and are fully vested at the date of grant.
The fair value of each option granted is estimated on the grant date using the Black-Scholes Model.  The following assumptions were made in estimating fair value:

Fixed Options

Dividend yield	0.00%
Risk-free interest rate	4.39%
Expected life	5 Years
Expected volatility	112.20%

Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would not have been reduced because no options were issued during the years ended June 30, 2002 and 2001.

The Company applies APB Opinion 25 in accounting for its fixed stock compensation. Compensation cost charged to operations for the year ended June 30, 2002 and 2001 was $0.

QUINTEK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

(Continued)

(8)        STOCKHOLDERS' DEFICIT (Continued)

c)   Stock Option Agreements (Continued)

Following is a summary of the status of the stock option agreements during the year ended June 30, 2002:

	Number of Shares	Weighted Avg. Exercise Price
Outstanding at July 1, 2002	2,015,000	$ 1.01

Granted	--	--
Exercised	--	--
Forfeited	--	--

Outstanding at June 30, 2002	2,015,000	1.01

Options exercisable at June 30, 2002	2,015,000	1.01

Following is a summary of the status of the stock option agreements outstanding at June 30, 2002:

Exercise		Weighted Remaining	Weighted Average
Price Range	Number	Contractual Life	Exercise Price

$1.00 – $4.00	2,015,000	19 months	$1.01

(9)        RELATED PARTY TRANSACTIONS

During the year ended June 30, 2002, the Company sold aperture cards to Qtek Aperture Card AB, a related party, for $1,884.

During the year ended June 30, 2001, the Company sold aperture cards to Qtek Aperture Card AB, a related party, for $18,480. Additionally, during the year ended June 30, 2001, the Company purchased two machines at a total cost of $42,000 from Qtek Aperture Card AB.

QUINTEK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

(Continued)

(10)      STATEMENTS OF CASH FLOWS - SUPPLEMENTAL DISCLOSURES

The net changes in operating assets and liabilities shown on the statement of cash flows consist of the following:

	2002	2001
(Increase) Decrease:
Accounts receivable	$ 6,119	$ 746
Inventory	(17,339)	162,725
Other current assets	11,913	7,326
Deposits	2,300	4,669
Increase (Decrease):
Accounts payable	(114,135)	(164,899)
Payroll and payroll taxes payable	199,485	44,926
Payroll taxes assumed in merger	(33,520)	(26,047)
Accrued contingency payable	(100,000)	100,000
Accrued expenses	34,884	30,336
Other current liabilities	5,505	(35,622)
Unearned revenue	(19,708)	9,864

	$ (24,496)	$ 134,024

Operating activities reflect:

Interest paid	$ 21,328	$ 43,149

Income taxes paid	$ -	$ -

Non-cash transactions:

During the year ended June 30, 2002, the Company determined that $100,156 of subscriptions receivable was uncollectible and has written off the amount through additional paid in capital

During the year ended June 30, 2002, the Company exchanged 2,000,000 shares of its common stock for 2,000,000 shares of the common stock of Panamed Corp. The transaction was valued at $186,202. This investment is accounted for by the equity method.

QUINTEK TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

(Continued)

(11)      SUBSEQUENT EVENTS

On July 31, 2002 Class B, C, and D warrants expired.

In September 2002, the Company sold 333,333 shares of common stock for $10,000.

In September and October 2002, the Company issued 416,667 shares of common stock as payment for services. The value of these transactions was determined to be $18,000.

In September 2002, a convertible bondholder converted outstanding principle and interest into 224,000 shares of common stock at a conversion rate of $0.05.

In September 2002, the Company issued 150,000 shares of common stock for services contracted on March 1, 2002.  The value of this transaction was determined to be $22,800.

On October 1, 2002 Class H warrant expired.