Form 10QSB
period 2002-09-30
QUINTEK TECHNOLOGIES INC
filed 2002-12-23
CIK 1107714

As filed with the SEC on December 23, 2002
______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002                Commission File No. 000-29719

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

On December 18, 2002, 41,687,008 shares of the issuer’s common stock were outstanding.

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered to Section 12(g) of the Act:
Common Stock, par value $.01 per share
(Title of Class)

Part I.  Financial Information

Item 1.  Financial Statements

QUINTEK TECHNOLOGIES, INC.

BALANCE SHEETS AT SEPTEMBER 30, 2002
AND JUNE 30, 2002

A S S E T S	September 30, 2002 Unaudited	June 30, 2002

Current assets:
Cash	4,584	2,602
Accounts receivable (net of allowance for doubtful accounts of $20,498)	159,644	27,212
Inventory	37,885	57,426
Other	4,181	2,038
Total current assets	206,294	89,278

Property and equipment, at cost:
Equipment	102,881	102,881
Computer and office equipment	88,492	88,492
Furniture and fixtures	32,526	32,526
	223,899	223,899
Less-accumulated depreciation	(198,962)	(192,210)
Net fixed assets	24,937	31,689

Other assets:
Deposits	4,994	4,994
Intangible assets (net of accumulated amortization of $58,050 and $53,082)	78,017	82,985
Investments	28,762	28,762
Employee receivables, net	10,327	2,400
Other assets	4,000	–
Total other assets	126,100	119,141

Total assets	357,331	240,108

The accompanying notes are an integral part of the financial statements.

QUINTEK TECHNOLOGIES, INC.

BALANCE SHEETS AT SEPTEMBER 30, 2002
AND JUNE 30, 2002

	September 30, 2002 Unaudited	June 30, 2002
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities:
Accounts payable	169,605	207,335
Factoring payable	58,500	–
Payroll and payroll taxes payable	382,013	307,522
Payroll taxes assumed in merger	123,272	123,272
Accrued expenses	96,995	134,521
Notes payable-stockholders	105,300	36,400
Other liabilities	32,458	48,594
Convertible bonds	336,442	330,505
Unearned revenue	38,891	27,886
Total current liabilities	1,343,476	1,216,035

COMMITMENTS AND CONTINGENCIES	–	–

Stockholders’ (deficit):
Common stock-$0.01 par value, 50,000,000 shares authorized, 40,886,008 and 40,162,008 issued and outstanding

	408,860	401,620
Additional paid-in capital	20,019,310	19,997,017
Retained (deficit)	(21,410,232)	(21,361,481)

Less-subscriptions receivable	(4,083)	(13,083)
Total stockholders’ (deficit)	(986,145)	(975,927)

Total liabilities and stockholders’ (deficit)	357,331	240,108

The accompanying notes are an integral part of the financial statements.

QUINTEK TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2002 AND 2001

	September 30, 2002 (Unaudited)	September 30, 2001 (Unaudited)

Sales	150,390	66,759

Cost of sales	69,909	55,075

Gross margin	80,481	11,684

Operating expenses:
Selling, general and administrative	118,836	128,854
Stock-based compensation for services	10,333	352,755
Total operating expenses	129,169	481,609

Loss from operations	(48,688)	(469,925)

Other income (expenses):
Other income	19,878	4,935
Interest expense	(19,939)	(7,520)
Total other income (expenses)	(61)	(2,585)

Net (loss) before income taxes	(48,749)	(472,510)

Provision for income taxes	–	800

Net (loss)	(48,749)	(473,310)

Net loss per share:
Basic and diluted	($0.00)	($0.02)

The accompanying notes are an integral part of the financial statements.

QUINTEK TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS
ENDED SEPTEMBER 30, 2002 AND 2001

	September 30, 2002 (Unaudited)	September 30, 2001 (Unaudited)

Cash flows from operating activities:
Net (loss)	(48,749)	(473,310)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation and amortization	9,720	7,940
Stock-based compensation for services	10,333	352,755
Changes in current assets and liabilities:
(Increase) in accounts receivable	(132,432)	(6,600)
Decrease in inventory	19,541	12,467
(Increase) in other current assets	(2,143)	(2,102)
(Decrease) in accounts payable	(37,730)	(8,498)
Increase in payroll payables	74,491	56,022
(Decrease) in other liabilities and accrued expenses	(42,657)	(81,312)
Total adjustments	(100,877)	330,672
Net cash (used) by operating activities	(149,626)	(142,638)

Cash flows from investing activities:
(Increase) in other assets	(4,000)	–
(Increase) in employer receivables	(7,927)	(22,253)
Net cash (used) by investing activities	(11,927)	(22,253)

Cash flows from financing activities:
Factoring payable	58,500	–
Notes payable-stockholders	68,900	20,000
Convertible bonds	5,935	119,200
Proceeds from common stock	30,200	25,028
Net cash provided by financing activities	163,535	164,228

Net increase (decrease) in cash	1,982	(663)

Cash-beginning of period	2,602	3,073

Cash-end of period	4,584	2,410

The accompanying notes are an integral part of the financial statements.

QUINTEK TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2002
(Unaudited)

1.         Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Quintek Technologies, Inc. (the “Company”) include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of September 30, 2002, the results of operations for the three months ended September 30, 2002 and 2001, and cash flows for the three months ended September 30, 2002 and 2001.  The results of operations for the three months ended September 30, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year or for any future period.  The information included in this Form 10-QSB should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s 2002 Form 10-KSB.

2.         Summary of Significant Accounting Policies

a)         Nature of Business

The Company was originally incorporated under the laws of the State of California on April 16, 1993, as Quintek Electronics, Inc.  On January 14, 1999, the Company merged with Pacific Diagnostic Technologies, Inc. in a business combination accounted for as a purchase.  The acquisition took place under a plan of reorganization.  Quintek Electronics, Inc. (“QEI”) became public when it was acquired by Pacific Diagnostic Technologies, Inc. (“PDX”) through a reverse merger and Chapter 11 Plan of Reorganization.  Under the plan, all assets of QEI were sold to PDX, all PDX management resigned once the Plan was confirmed, and QEI’s management and operating plan were adopted by the new operating entity.  Shortly after the confirmation of the plan, the name of the reorganized debtor was changed to Quintek Technologies, Inc. (“QTI”).  QTI assumed the assets, liabilities, technology and public position of both QEI and PDX.  At the time of the merger, PDX was a nonoperating public entity and QTI has no intention of carrying on the former operations of PDX.

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

QUINTEK TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2002
(Unaudited)

2.         Summary of Significant Accounting Policies   (Continued)

On February 24, 2000, the Company acquired all of the outstanding common stock of Juniper Acquisition Corporation (“Juniper”).  For accounting purposes, the acquisition has been treated as a capitalization of the Company with the Company as the acquirer (reverse acquisition).  The historical financial statements prior to February 24, 2000 are those of the Company.

The Company was established for the primary purpose of developing, manufacturing, and distributing the 4300 Aperture Card Imaging System technologies, used for recording digital images on aperture card media (“the 4300 system”).  Aperture cards are small, rectangular cards each of which contains a 35mm strip of microfilm, which is used for storing visual information.  The 4300 system is intended to eliminate the problems of conventional aperture card manufacturing by producing aperture card media with a chemical free process.  The chemistry and fumes involved with conventional photographic film development may be hazardous and the waste material resulting from the chemical process may be considered hazardous material.  The Company’s 4300 system does not use a chemical process and does not produce any hazardous material.

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

d)         Major Customers

The Company had two customers that accounted for more than 75% of revenue.  For the three months ended September 30, 2002, revenues from the Company’s major customers amounted to approximately $112,250.  Accounts receivable from these major customers was approximately $112,500 at September 30, 2002 and approximately half (50%) of the accounts receivable from these major customers has been paid since September 30, 2002.

QUINTEK TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2002
(Unaudited)

2.         Summary of Significant Accounting Policies   (Continued)

e)         Major Suppliers

There are currently only two known suppliers of aperture cards that use dry silver film.  A continued supply of aperture card media is crucial to the success of the Company because without cards, customers have no use for the Company’s equipment, services and software.

f)          Accounts Receivable

The allowance for bad debt is established through a provision for bad debt charged to expense.  Receivables are charged off against the allowance when management believes that the collectibility of the account is unlikely.  Recoveries of amounts previously charged off are credited to the allowance.

g)         Property, Equipment and Depreciation

Property and equipment are recorded at cost.  Depreciation of property and equipment is provided using the straight-line and accelerated methods over the following estimated useful lives:  Equipment–5 years, computers and office equipment–3-7 years and furniture and fixtures–7 years.

Expenditures and maintenance and repairs are charged against operations when incurred.  Major renewals and betterments are capitalized.

i)          Intangible Assets

The cost of patents and purchased proprietary processes acquired are being amortized using the straight-line method over their remaining useful lives of 4 years.

j)          Payroll Taxes-Assumed in Merger

The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc.  The balance at September 30, 2002 is $123,272.

k)         Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses.  The amount charged to operations for the three months ended September 30, 2002 was $15,000.

QUINTEK TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2002
(Unaudited)

2.         Summary of Significant Accounting Policies   (Continued)

l)          Advertising

The Company expenses advertising costs as they are incurred.  Advertising expense was $5,795 for the three months ended September 30, 2002.

m)        Income Taxes

The Company accounts for income taxes using the liability approach to financial accounting and reporting.  Current income taxes are based on the year’s income taxable for federal and state reporting purposes.

The Company has a deferred tax asset due to net operating loss carryforwards and temporary taxable differences due to stock-based compensation for income tax purposes.  The deferred tax asset is $2,480,092 as of September 30, 2002.  However, due to the ongoing nature of the losses and the potential inability of the Company to ever realize the benefit, a valuation allowance has been established for 100% of the deferred tax asset.  Net operating loss carryforwards expire at various times through the year 2021.

3.         Going Concern

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

QUINTEK TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2002
(Unaudited)

4.         Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding of 40,455,008 and 26,190,428, for the three month periods ended September 30, 2002 and 2001, respectively.  The basic and diluted net loss per share calculations are the same because potential dilutive securities would have had an antidilutive or immaterial effect.  Securities that were not included in the net loss per share calculation because they were antidilutive consist of the convertible bonds and warrants.

5.         Inventory

Inventory consists of aperture cards, parts and supplies, and completed machines, and is stated at the lower of cost or market.  Cost is determined on a FIFO (first-in, first-out) basis.

Inventories are as follows:

	9/30/02	6/30/02

Parts and supplies	335,529	355,070
Reserve for obsolescence	(297,644)	(297,644)
	37,885	57,426

6.         Convertible Bonds

Bonds payable with interest at 9%, due on various
dates in 2001 and 2002, convertible to shares of
common stock in increments of $1,000 or more.	265,301

Bonds payable with interest at 12%, due July 2002,
convertible to shares of common stock in increments
of $500 or more.	71,141
336,442

Certain of the outstanding convertible bonds have matured as of September 30, 2002.  The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds.

7.         Notes Payable–Stockholders

Notes payable to stockholders, due on demand,
unsecured, with interest at 12% per annum.                                           105,300

QUINTEK TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2002
(Unaudited)

8.         Factoring Payable

The Company has entered into an agreement with a factoring company (the “Factor”) to factor receivables with recourse.  The Factor funds 85% of the face value of approved invoices and retains the remaining 15% as a deposit against its fees.  The factoring fee is 1% of the factored amount for every 10 days of use.  The deposit, less fees, is refunded to the Company once payment is received from the customer.  The Company records a factoring payable liability for the amount of the funds received from the Factor.  When payment is ultimately received from the customer, the factoring payable and the related receivable are removed from the balance sheet.  At September 30, 2002, the Company had a factoring payable balance of $58,500.

9.         Stockholders’ Deficit

a.         Common Stock and Warrants

The Company has authorized 50 million shares of $0.01 par value common stock.  Each share entitles the holder to one vote.  There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares.  On September 30, 2002, there were 40,886,008 shares of common stock issued and outstanding.

In the past, the Company issued warrants in connection with its Plan of Reorganization and in connection with the issuance of restricted common stock.  Upon surrender of a warrant, the holder is entitled to purchase one share of the Company’s common stock at the strike price.  For each class, the number of warrants outstanding, the strike price and the expiration dates are as follows:

Class H – 1,026,844 warrants on restricted stock with a strike price of $4.00 per share, expiring on October 1, 2002.

Class J – 4,458,384 warrants on restricted stock with a strike price of $1.00 per share, expiring on January 14, 2004 issued to outside shareholders.

Class J -- 2,000,000 warrants on restricted stock with a strike price of $1.00 per share, expiring on January 14, 2004 issued to Quintek employees. These have been classified as employee stock options.

At September 30, 2002, the outstanding warrants of classes B, C, D, E, F, G, and I have expired.

QUINTEK TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2002
(Unaudited)

9.         Stockholders’ Deficit   (Continued)

b.         Common Stock Reserved

At September 30, 2002, common stock was reserved for the following reasons:

Conversion of bonds	2,521,059 shares

Exercise of stock options	2,000,000 shares

Exercise of common stock warrants	5,485,228 shares

c.         Stock Option Agreements

The Company has granted fixed employee stock-based compensation options.  The fixed option agreements typically have a maximum term of 5 years and are fully vested at the date of grant.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Model.  The following assumptions were made in estimating fair value.

Fixed Options

Dividend yield	0.00%
Risk-free interest rate	6.27%
Expected life	5 years
Expected volatility	112.20%

Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would have been no different than that reported.

The following is a schedule of the weighted average exercise price and weighted average fair value in accordance with SFAS 123:

	Weighted Average Exercise Price	Weighted Average Fair Value
Exercise price:
Equals market price	–	–
Exceeds market price	1.00	0.81
Less than market price	–	–

QUINTEK TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2002
(Unaudited)

9.         Stockholders’ Deficit   (Continued)

The Company applies APB Opinion 25 in accounting for its fixed stock compensation.  Compensation cost charged to operations for the three months ended September 30, 2002 was $-0-.

Following is a summary of the status of the stock option agreements during the three months ended September 30, 2002:

	Number of Shares	Weighted Average Exercise Price

Outstanding at July 1, 2002	2,015,000	$1.01

Granted	–	–
Exercised	–	–
Forfeited	–	–

Outstanding at September 30, 2002	2,015,000	1.01

Options exercisable at September 30, 2002	2,015,000	1.01

Following is a summary of the status of the stock option agreements outstanding at September 30, 2002:

Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$1.00 – $4.00	2,015,000	16 months	$1.01

10.       Commitments and Contingencies

a.         SEC Inquiry

On September 17, 2002, the Company was advised by the staff of the U.S. Securities and Exchange Commission that they will recommend that the Commission file civil injunctive lawsuits against the Company and its president, Thomas W. Sims.  The suits would allege that the Company violated Section 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 13a-1, and 13a-13, based on false and misleading statements in press releases disseminated by the Company on October 22, 2001 and

QUINTEK TECHNOLOGIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2002
(Unaudited)

10.       Commitments and Contingencies   (Continued)

October 25, 2001, regarding the Company’s investment in PanaMed Corp. and the press releases disseminated on January 8, 2002 and March 20, 2002, and failure to timely file annual and quarterly reports with the Commission.  In connection with the contemplated action against the Company’s president, Thomas W. Sims, the SEC staff may seek injunctive relief, civil penalties, an officer and director bar, and a penny stock bar.

On September 19, 2002, First Horizon Loan Corp. filed suit for damages for breach of a lease agreement for the Company’s former sales offices in Fairfax, Virginia.  The suit alleges that the Company breached the lease when the Fairfax office was closed in July 2000 and lease payments were stopped.  The suit claims approximately $78,000 in damages.  Although the answer was due November 15, 2002, the Company received an extension for filing an answer to the allegations until January 13, 2003.  The Company has not yet filed an answer in the lawsuit, but believes it has meritorious defenses, including the landlord’s failure to mitigate damages after the office was closed.

b.         Purchase Obligation

The Company has established a licensing agreement with Qtek Aperture Card AB.  Under the agreement, the Company is required to purchase at least 30 of the Q4305 units before June 30, 2004.  As of September 30, 2002, the Company had purchased 15 units under the agreement.

c.         Income Tax  Return Filings

The Company has not filed income tax returns for several years.  Due to operating losses, income tax liability and penalties would not be substantial.  However, the State of California could potentially revoke the Company’s charter if the Company does not become current on its income tax return filings.

11.       Subsequent Events

Subsequent to September 30, 2002, the Company issued 800,000 shares of restricted common stock for cash and services with a total value of $66,800.

The Class H warrants expired October 1, 2002.

Item 2.  Management’s Discussion and Analysis

2.1       Results of Operations

Our revenues totaled $150,390 and $66,759 for the three months ended September 30, 2002 and 2001, respectively, resulting in an increase of $83,631 (125%).  The increase in revenue for the quarter ended September 30, 2002 was due primarily to an increase in sales of 4300 systems.

For the three months ended September 30, 2002 and 2001, our cost of sales was $69,909 and $55,075, respectively, resulting in an increase of $14,834 ( 27%).  Our cost of sales consisted primarily of labor, material and production expense.

Our operating expenses totaled $129,169 and $481,609 for the three months ended September 30, 2002 and 2001, respectively, resulting in a decrease of $352,440 (73%).  This decrease was due primarily to a reduction in stock based compensation for consulting services.

In July 2002 we signed an exclusive distribution agreement with Eurotrend Informatics, Ltd. ("Eurotrend"), a private software development company based in Budapest, Hungary. Eurotrend plans to market our products to companies and government agencies located in the countries of Hungary, Austria, Slovakia, Ukraine, Romania, Yugoslavia, Croatia, and Slovenia.

During the three months ended September 30, 2002, we delivered one Q4300 demonstration system to Eurotrend and  one Q4300 system to a distributor for installation at a domestic end user site. In addition, we received numerous orders for aperture cards, spare parts, and extended maintenance contracts from domestic customers and supporting business partners.

It came to our attention in November 2002 that one of our competitors, Microbox, a German company, has recently come out with an aperture card imaging system which produces aperture cards using dry silver film.  Microbox’s system is offered, by one of our domestic distributors, as a preferred alternative to the Quintek system. The potential for infringement on Quintek patents and possible impact on future sales revenue is unknown at this time.

On September 17, 2002, we were advised by the staff of the U.S. Securities and Exchange Commission that they will recommend that the Commission file civil injunctive lawsuits against us and our president, Thomas W. Sims.  The suits would allege that we violated Section 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 13a-1, and 13a-13, based on false and misleading statements in press releases that we disseminated on October 22, 2001 and October 25, 2001, regarding our investment in PanaMed Corp. and the press releases we disseminated on January 8, 2002 and March 20, 2002, and failure to timely file annual and quarterly reports with the Commission.  In connection with the contemplated action against our president, Thomas W. Sims, the SEC staff may seek injunctive relief, civil penalties, an officer and director bar, and a penny stock bar.

On September 19, 2002, First Horizon Loan Corp. filed suit for damages for breach of a lease agreement for our former sales offices in Fairfax, Virginia.  The suit alleges that we breached the lease when the Fairfax office was closed in July 2000 and lease payments were stopped.

The suit claims approximately $78,000 in damages.  Although our answer was due November 15, 2002, we received an extension for filing an answer to the allegations until January 13, 2003.  We have not yet filed an answer in the lawsuit, but believes we have meritorious defenses, including the landlord’s failure to mitigate damages after the office was closed.

2.2       Liquidity and capital resources

We have historically financed operations from the sale of common stock and the conversion of common stock warrants.  At September 30, 2002, we had cash on hand of $4,584 and working capital of $ (1,137,182) as compared to cash on hand of $2,410 and working capital of $ (1,132,251) at quarter ended September 30, 2001.

Net cash used in operating activities of $149,626 and $42,446 for the three months ended September 30, 2002 and 2001, respectively, is due primarily to an increase in accounts receivable.

Net cash used in investing activities was $(11,927) and $(22,253) for the three months ended September 30, 2002 and 2001, respectively. In both periods, the cash was used primarily for employee advances.

Net cash provided by financing activities of $163,535 for the three months ended September 30, 2002 was from the sale of common stock, issuance of convertible bonds, notes payable and factoring payables.  Net cash provided by financing activities of $164,228 for the three months ended September 30, 2002 was from the sale of common stock, issuance of convertible bonds, and notes payable.

We occasionally enter into factoring agreements with a factoring company (the "Factor").  The Factor funds 85% of the face value of approved invoices and retains the remaining 15% as a deposit against its fees.  When payments are remitted to the Factor, the deposit, less fees ranging from 1% to 15%, is refunded.  Fees are determined based on the length of time the invoice is outstanding.

We have accrued substantial payroll costs over the past twelve months that are unpaid as of September 30, 2002.  These payroll costs are paid intermittently as cash becomes available.  In addition, we assumed certain payroll tax liabilities as the result of the merger with Pacific Diagnostic Technologies, Inc., on January 14, 1999.  We have negotiated a payment plan with the Internal Revenue Service to pay the payroll taxes assumed in the merger.

We believe that the receipt of net proceeds from the sale of the common stock and the exercise of common stock warrants plus cash generated internally from sales will be sufficient to satisfy our future operations, working capital and other cash requirements for the remainder of the fiscal year. However, if we are unable to raise sufficient capital, we may need sell certain assets, enter into new strategic partnerships, reorganize the company, or merge with another company to effectively maintain operations. Our audit for the years ended June 30, 2002 and 2001, contained a going concern qualification.

Item 3.            Disclosure Controls and Procedures

Within the 90 days prior to the date of this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Treasurer/Controller, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company's Chief Executive Officerand Treasurer/Controller concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.  There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds

From June 30, 2002, to September 30, 2002, we issued 724,000 shares of our restricted common stock in transactions that were not registered under the Securities Act of 1933. These transactions are summarized below:

(A) In September 2002, we issued 167,667 shares of restricted common stock to 1 individual for consulting services in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933. The closing price of our common stock on the OTC Bulletin Board on the contract date (September 12, 2002) was $0.06 per share.

(B) In September 2002, we sold 333,333 shares of restricted common stock at a price of $0.03 per share to one individual in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933, for a total consideration of $10,000.  The closing price of our common stock on the OTC Bulletin Board on the sale date (September 12, 2002) was $0.06 per share.

(C) In September 2002, we issued 224,000 shares of restricted common stock to one individual in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933, for a total consideration of $11,200. The stock was issued as consideration for converting a convertible bond into stock. The closing price of our common stock on the OTC Bulletin Board on the day the bond was sold (July 11, 2001) was $0.06 per share.

Subsequent Events

(A) In October 2002, we issued 250,000 shares of restricted common stock to 1 individual for consulting services in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933. The closing price of our common stock on the OTC Bulletin Board on the contract date (October 1, 2002) was $0.06 per share.

(B) In October 2002, we issued 200,000 shares of restricted common stock to 1 individual and 200,000 shares of restricted common stock to 1 company for consulting services in reliance on the exemption contained in Section 4(2) of the Securities Actof 1933. The closing price of our common stock on the OTC Bulletin Board on the contract date (September 3, 2002) was $0.04 per share.

(C) In October 2002, we issued 150,000 shares of restricted common stock to 1 company for consulting services in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933. The closing price of our common stock on the OTC Bulletin Board on the contract date (March 1, 2002) was $0.19 per share.

(D) On October 1, 2002 our Class H warrants expired.

(E) In November 2002 the accounting firm of Sprayberry, Barnes, Marietta & Luttrell resigned as our certifying accountants and this was disclosed on Form 8-K and 8-K/A. We have retained the firm of Heard, McElroy & Vestal, LLP as our new certifying accountants.

Item 3. Defaults Upon Senior Securities

Our total convertible bond indebtedness at September 30, 2002 was $336,442, of which $326,442 is in default.  Interest continues to accrue on all outstanding bonds.

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

Item 4.  Exhibits and Reports on Form 8-K

Exhibits

None

Reports on Form 8-K

We filed a report on Form 8K on November 8, 2002, and amendments to that Form 8K on November 19, 2002 and November 20, 2002 regarding a change in the Company’s certifying accountant.

Signatures

The undersigned officers certify that this Quarterly Report on Form 10-QSB complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

QUINTEK TECHNOLOGIES, INC.

Date: December 23, 2002	Thomas W. Sims
Thomas W. Sims, President & CEO

Date: December 23, 2002	Teresa Kunz
Teresa Kunz, Treasurer & Controller

Certificate of President & Chief Executive Officer

I, Thomas W. Sims, certify that:

1.         I have reviewed this quarterly report on Form 10-QSB of Quintek Technologies, Inc. (“Quintek”).

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.         Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of Quintek as of, and for, the periods presented in this quarterly report.

4.         Quintek’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for NHLT and we have:

            a.         designed such disclosure controls and procedures to ensure that material information relating to Quintek, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b.         evaluated the effectiveness of Quintek's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c.         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.         Quintek's other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of Quintek's board of directors :

            a.         all significant deficiencies in the design or operation of internal controls which could adversely affect Quintek's ability to record, process, summarize and report financial data and have identified for Quintek's auditors any material weaknesses in internal controls; and

            b.         any fraud, whether or not material, that involves management or other employees who have a significant role in Quintek's internal controls.

6.         Quintek’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002	Thomas W. Sims
Thomas W. Sims, President & CEO

Certificate of Treasurer & Controller

I, Teresa Kunz, certify that:

1.         I have reviewed this quarterly report on Form 10-QSB of Quintek Technologies, Inc. (“Quintek”).

2.         Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.         Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of Quintek as of, and for, the periods presented in this quarterly report.

4.         Quintek’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for NHLT and we have:

            a.         designed such disclosure controls and procedures to ensure that material information relating to Quintek, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b.         evaluated the effectiveness of Quintek's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c.         presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.         Quintek's other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of Quintek's board of directors :

            a.         all significant deficiencies in the design or operation of internal controls which could adversely affect Quintek's ability to record, process, summarize and report financial data and have identified for Quintek's auditors any material weaknesses in internal controls; and

            b.         any fraud, whether or not material, that involves management or other employees who have a significant role in Quintek's internal controls.

6.         Quintek’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 23, 2002	Teresa Kunz
Teresa Kunz, Treasurer & Controller