Form 10KSB/A
period 2002-06-30
QUINTEK TECHNOLOGIES INC
filed 2003-02-10
CIK 1107714

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

   (Mark One)
      [X]  ANNUAL REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE  SECURITIES
           EXCHANGE   ACT  OF  1934
                     For the fiscal year ended June 30, 2002 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
                      For the transition period from __________ to ___________


                         Commission file number: 0-28541

                           QUINTEK TECHNOLOGIES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

            California                                   77-0505346
     (State of incorporation)               (I.R.S. Employer Identification No.)
  537 Constitution Ave. Suite B                        (805) 383-3914
       Camarillo, CA 93012                        (Registrant's telephone
 (Address of principal executive                number, including area code)
   offices, including zip code)


              Securities  pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                     Common Stock, par value $.01 per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference on Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The aggregate market value of the common stock beneficially owned by non-affiliates of the Registrant, as of February 4, 2003, was approximately $1,910,221 based upon the last sale price of $0.06 per share reported for such date on the OTC Bulletin Board. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. The number of shares of the Registrant's Common Stock outstanding as of February 4, 2003 was 42,127,008 shares.

                    Documents Incorporated by Reference--None

        This amendment on Form 10-KSB/A is being filed for the sole purpose of correcting a balance sheet entry. Readers are referred to the Company's form 10-KSB for the year ended June 30, 2002 for information concerning our business and financial status, including our audited financial statements and a complete list of exhibits.

PART II

ITEM 8. Financial Statements

The following replaces page F-3 of the financial statements:


                           QUINTEK TECHNOLOGIES, INC.

                           BALANCE SHEET JUNE 30, 2002

                                     ASSETS

CURRENT ASSETS:
  Cash                                                                                    $        2,602
  Accounts receivable (net of allowance for doubtful accounts of $20,498)                         27,212
  Inventory                                                                                       57,426
  Other current assets                                                                             2,038
                                                                                          --------------
  Total current assets                                                                            89,278

PROPERTY AND EQUIPMENT, AT COST:
  Equipment                                                                $     102,881
  Computer and office equipment                                                   88,492
  Furniture and fixtures                                                          32,526
                                                                           -------------

                                                                                 223,899

  Less - Accumulated depreciation                                               (192,210)         31,689
                                                                           -------------


OTHER ASSETS:
  Deposits                                                                         4,994
  Intangible assets (net of accumulated amortization of $53,082)                  82,985
  Investments                                                                     28,762
                                                                           -------------
  Employee receivables, net                                                        2,400         119,141
                                                                           -------------    ------------

                                                                                            $    240,108
                                                                                            ------------

     The accompanying notes are an integral part of the financial statements

                                    PART III.


ITEM 13. Exhibits and Reports on Form 8-K


99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Signatures


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2003.

                                    Quintek Technologies, Inc.
                                    By:    /s/  ANDREW HAAG
                                           --------------------------
                                           Andrew Haag
                                           Chief Financial Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    Signature                                             Title                                    Date
-------------------------------------------   -------------------------------------------------  ----------------------------
Principal Executive Officer:
                        /s/  ROBERT STEELE
-------------------------------------------   President, Chief Executive Officer and Director         February 5, 2003
                             Robert Steele

Principal Financial and
    Accounting Officer:
                       /s/  ANDREW HAAG
-------------------------------------------   Chief Financial Officer                                February 5, 2003


                  Certifications of the Chief Executive Officer
                         and the Chief Financial Officer


         I, Robert Steele, certify that:

         1.I have reviewed this annual report on Form 10-KSB/A of Quintek Technologies, Inc;

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

         4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)  any  fraud,  whether  or  not  material,   that  involves
                  management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


February 5, 2003

/s/  ROBERT STEELE
-------------------------------------------
     Robert Steele, Chief Executive Officer

         I, Andrew Haag, certify that:

         1. I have reviewed this annual report on Form 10-KSB/A of Quintek Technologies, Inc;

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

         4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b)  any  fraud,  whether  or  not  material,   that  involves
                  management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


February 5, 2003

/s/  ANDREW HAAG
--------------------------------------------
     Andrew Haag, Chief Financial Officer


                                        5
<