Form 10QSB
period 2002-12-31
QUINTEK TECHNOLOGIES INC
filed 2003-02-14
CIK 1107714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period Ended December 31, 2002
                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-29719

                           QUINTEK TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       State of California                                      77-0505346
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                         537 Constitution Ave., Suite B
                           Camarillo, California 93012
                     ---------------------------------------
                     (Address of principal executive office)

                     Issuer's telephone number: 805-383-3914

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On February 14, 2003, a total of 42,127,008 shares of the issuer's common stock were outstanding.

Transitional Small Business Disclosure Format  Yes [ ]  No |X|

Table of Contents

PART I             FINANCIAL INFORMATION
Item 1.            Financial Statements                                     3
Item 2.            Management's Discussion and Analysis or Plan
                   of Operations                                           14
Item 3.            Disclosure Controls and Procedures                      16

PART II            OTHER INFORMATION
Item 2.            Changes in Securities                                   16
Item 3.            Defaults Upon Senior Securities                         17
Item 5.            Other Information                                       17
Item 6.            Exhibits and Reports on Form 8-K                        18
Signatures                                                                 18

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements


                           QUINTEK TECHNOLOGIES, INC.

                       BALANCE SHEETS AT DECEMBER 31, 2002

                                AND JUNE 30, 2002



                                                       December 31,
                                                           2002       June 30,
                      A S S E T S                       Unaudited      2002
                      -----------                       --------    --------

Current assets:
   Cash                                                      773       2,602
   Accounts receivable (net of allowance
     for doubtful accounts of $20,498)                   116,660      27,212
   Inventory                                              30,422      57,426
   Other                                                    --         2,038
                                                        --------    --------
       Total current assets                              147,855      89,278

Property and equipment, at cost:
                                                                    --------
   Equipment                                             102,881     102,881
   Computer and office equipment                          92,492      88,492
   Furniture and fixtures                                 32,526      32,526
                                                        --------    --------
                                                         227,899     223,899
   Less accumulated depreciation                        (203,224)   (192,210)
                                                        --------    --------
       Net fixed assets                                   24,675      31,689

Other assets:
   Deposits                                                4,994       4,994
   Intangible assets (net of accumulated amortization
     of $63,018 and $53,082)                              73,049      82,985
   Investments                                            28,762      28,762
   Employee receivables, net                              12,615       2,400
                                                        --------    --------
       Total other assets                                119,420     119,141
                                                        --------    --------

Total assets                                             291,950     240,108
                                                        ========    ========




The  accompanying  notes  are  an  integral  part  of the financial statements.

                           QUINTEK TECHNOLOGIES, INC.

                       BALANCE SHEETS AT DECEMBER 31, 2002

                                AND JUNE 30, 2002


                                                       December 31,
                                                           2002        June 30,
   LIABILITIES AND STOCKHOLDERS' (DEFICIT)             Unaudited         2002
   ---------------------------------------            -----------    -----------

Current liabilities:
   Accounts payable                                      174,914        207,335
   Payroll and payroll taxes payable                     422,893        307,522
   Payroll taxes assumed in merger                       123,272        123,272
   Accrued expenses                                      134,928        134,521
   Notes payable                                         109,400         36,400
   Other liabilities                                      32,458         48,594
   Convertible bonds                                     310,695        330,505
   Unearned revenue                                       39,722         27,886
                                                     -----------    -----------
       Total current liabilities                       1,348,282      1,216,035

COMMITMENTS AND CONTINGENCIES

Stockholders' (deficit):
   Common stock-$0.01 par value, 50,000,000 shares
     authorized, 42,126,008 and 40,162,008 issued
     and outstanding                                     421,260        401,620
   Additional paid-in capital                         20,068,590     19,997,017
   Retained (deficit)                                (21,545,299)   (21,361,481)
                                                     -----------    -----------
                                                      (1,055,449)      (962,844)

   Less subscriptions receivable                            (883)       (13,083)
                                                     -----------    -----------
       Total stockholders' (deficit)                  (1,056,332)      (975,927)
                                                     -----------    -----------

Total liabilities and stockholders' (deficit)            291,950        240,108
                                                     ===========    ===========









    The accompanying notes are an integral part of the financial statements.

                           QUINTEK TECHNOLOGIES, INC.

          STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS

                        ENDED DECEMBER 31, 2002 AND 2001



                                    Three Months Ended     Six Months Ended
                                       December 31            December 31
                                  --------------------    --------------------
                                       (Unaudited)            (Unaudited)

                                    2002        2001        2002        2001
                                  --------    --------    --------    --------

Sales                               72,221     145,629     222,611     212,388


Cost of sales                       43,044      50,289     112,953     105,364
                                  --------    --------    --------    --------

Gross margin                        29,177      95,340     109,658     107,024


Operating expenses:
   Selling, general and
     administrative                112,796     203,760     231,632     385,608
   Stock-based compensation
     for services                   61,680      42,853      72,013     343,414
                                  --------    --------    --------    --------
       Total operating expenses    174,476     246,613     303,645     729,022
                                  --------    --------    --------    --------

Loss from operations              (145,299)   (151,273)   (193,987)   (621,998)


Other income (expenses):
   Other income                     14,138       1,845      34,017       6,780
   Interest expense                 (3,907)    (21,003)    (23,846)    (28,523)
                                  --------    --------    --------    --------
       Total other income
         (expenses)                 10,231     (19,158)     10,171     (21,743)
                                  --------    --------    --------    --------

Net (loss) before income taxes    (135,068)   (170,431)   (183,816)   (643,741)


Provision for income taxes            --           800        --           800
                                  --------    --------    --------    --------

Net (loss)                        (135,068)   (171,231)   (183,816)   (644,541)
                                  ========    ========    ========    ========


Net loss per share:
   Basic and diluted              ($  0.00)   ($  0.01)   ($  0.00)   ($  0.02)





    The accompanying notes are an integral part of the financial statements.


                           QUINTEK TECHNOLOGIES, INC.

                   STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS

                        ENDED DECEMBER 31, 2002 AND 2001


                                                                              (Unaudited)
                                                                             December  31,
                                                                           2002        2001
                                                                         --------    --------
Cash flows from operating activities:
   Net (loss)                                                            (183,816)   (644,541)
   Adjustments to reconcile net (loss) to net cash (used)
     by operating activities:
       Depreciation and amortization                                       18,148      11,343
       Stock-based compensation for services                               72,013     343,414
       Changes in current assets and liabilities:
         (Increase) in accounts receivable                                (89,448)    (76,950)
         (Increase) decrease in inventory                                  27,004      (4,148)
         (Increase) decrease in other current assets                        2,038      (2,401)
         (Decrease) in accounts payable                                   (32,421)    (19,108)
         Increase in payroll payables                                     115,371      69,576
         Increase (decrease) in other liabilities and accrued expenses     (3,893)      7,384
                                                                         --------    --------
           Total adjustments                                              108,812     329,110
                                                                         --------    --------
           Net cash (used) by operating activities                        (75,004)   (315,431)

Cash flows from investing activities:
   Purchase of fixed assets                                                (4,000)       --
   Decrease in other assets                                                 4,000        --
   (Increase) decrease in employer receivables                            (10,215)      2,400
                                                                         --------    --------
           Net cash provided (used) by investing activities               (10,215)      2,400

Cash flows from financing activities:
   Factoring payable                                                         --        96,295
   Notes payable-stockholders                                              73,000      20,000
   Convertible bonds                                                      (19,810)    104,200
   Proceeds from common stock                                              30,200      90,000
                                                                         --------    --------
           Net cash provided by financing activities                       83,390     310,495
                                                                         --------    --------

Net (decrease) in cash                                                     (1,829)     (2,536)
                                                                                     --------

Cash-beginning of period                                                    2,602       3,073
                                                                         --------    --------

Cash-end of period                                                            773         537
                                                                         ========    ========






    The accompanying notes are an integral part of the financial statements.

                           QUINTEK TECHNOLOGIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 2002
                                   (Unaudited)


1.     Basis of Presentation

       In the opinion of management, the accompanying unaudited financial statements of Quintek Technologies, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of December 31, 2002, the results of operations for the three months and six months ended December 31, 2002 and 2001, and cash flows for the six months ended
       December 31, 2002 and 2001. The results of operations for the three months and six months ended December 31, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year or for any future period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2002 Form 10-KSB.

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

       d)    Major Customers

             The Company had two customers that accounted for more than 67% of revenue. For the six months ended December 31, 2002, revenues from the Company's major customers amounted to approximately $152,887. Accounts receivable from these major customers was approximately $94,387 at December 31, 2002.

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

       g)    Property, Equipment and Depreciation

             Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line and accelerated methods over the following estimated useful lives:
             Equipment-5 years, computers and office equipment-3-7 years and furniture and fixtures-7 years. Expenditures and maintenance and repairs are charged against operations when incurred. Major renewals and betterments are capitalized.

       h)    Intangible Assets

             The cost of patents and purchased proprietary processes acquired are being amortized using the straight-line method over their remaining useful lives of 4 years.

       i)    Payroll Taxes-Assumed in Merger

             The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance at December 31, 2002 is $123,272.

       j)    Research and Development

             Research and development costs are charged to operations when incurred and are included in operating expenses. The amount charged to operations for the six months ended December 31, 2002 was $30,000.

       k)    Advertising

             The Company expenses advertising costs as they are incurred. Advertising expense was $6,315 for the six months ended December 31, 2002.

       l)    Income Taxes

             The Company accounts for income taxes using the liability approach to financial accounting and reporting. Current income taxes are based on the year's income taxable for federal and state reporting purposes.

             The Company has a deferred tax asset due to net operating loss carryforwards and temporary taxable differences due to stock-based compensation for income tax purposes. The deferred tax asset is $2,480,092 as of December 31, 2002. However, due to the ongoing nature of the losses and the potential inability of the Company to ever realize the benefit, a valuation allowance has been established for 100% of the deferred tax asset. Net operating loss carryforwards expire at various times through the year 2021.

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

       The Company's management is unable to determine how long its cash flow will sustain its operations or whether certain creditors will initiate actions to collect amounts due. Accordingly, the Company will require an additional capital infusion or revenues from additional sales to continue operations. Management is not certain if additional capital or sales proceeds will become available and is considering other strategic alternatives, which may include a merger, asset sale or another comparable transaction, or financial restructuring. If unsuccessful in completing a strategic transaction, the Company may be required to cease operations.

4.     Net Loss Per Share

       Basic net loss per share is based on the weighted average number of common shares outstanding of 41,075,008 and 36,522,546, for the three month periods ended December 31, 2002 and 2001, respectively. The basic and diluted net loss per share calculations are the same because potential dilutive securities would have had an antidilutive or immaterial effect. Securities that were not included in the net loss per share calculation because they were antidilutive consist of the convertible bonds and warrants.

5.     Inventory

       Inventory consists of aperture cards, parts and supplies, and completed machines, and is stated at the lower of cost or market. Cost is determined on a FIFO (first-in, first-out) basis.

       Inventories are as follows:

                                                   12/31/02          6/30/02
                                                -----------       -----------

             Parts and supplies                     328,086           355,070
             Reserve for obsolescence              (297,644)         (297,644)
                                                -----------       -----------

                                                     30,442            57,426
                                                ===========       ===========

6.     Convertible Bonds

             Bonds payable with interest at 9%, due on various
             dates in 2001 and 2002, convertible to shares of
             common stock in increments of $1,000 or more.            239,554

             Bonds payable with interest at 12%, due July 2002,
             convertible to shares of common stock in incre-
             ments of $500 or more.                                    71,141
                                                                  -----------

                                                                      310,695
                                                                  ===========

       Certain of the outstanding convertible bonds have matured as of December 31, 2002. The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds.

7.     Notes Payable

             Notes payable, due on demand, unsecured,
             with interest at 12% per annum.                          109,400
                                                                  ===========

8.     Factoring Payable

       The Company has entered into an agreement with a factoring company (the "Factor") to factor receivables with recourse. The Factor funds 85% of the face value of approved invoices and retains the remaining 15% as a deposit against its fees. The factoring fee is 1% of the factored amount for every 10 days of use. The deposit, less fees, is refunded to the Company once payment is received from the customer. The Company records a factoring payable liability for the amount of the funds received from the Factor. When payment is ultimately received from the customer, the factoring payable and the related receivable are removed from the balance sheet. At December 31, 2002, the Company had a factoring payable balance of $-0-.

9.     Stockholders' Deficit

       a.    Common Stock and Warrants

             The Company has authorized 50 million shares of $0.01 par value common stock. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares. At December 31, 2002, there were 42,127,008 shares of common stock issued and outstanding. During the three months ended December 31, 2002, the Company issued warrants in connection with its Plan of Reorganization and in connection with the issuance of restricted common stock. Upon surrender of a warrant, the holder is entitled to purchase one share of the Company's common stock at the strike price. For each class, the number of warrants outstanding, the strike price and the expiration dates are as follows:

                  Class J - 4,458,384 warrants on restricted common stock with a strike price of $1.00 per share, expiring on January 14, 2004 issued to outside shareholders.

                  Class J - 2,000,000 warrants on restricted common stock with a strike price of $1.00 per share, expiring on January 14, 2004 issued to Quintek employees. These warrants have been classified as employee stock options.

             At December 31, 2002, the outstanding warrants of classes B, C, D, E, F, G, H, and I have expired.

       b.    Common Stock Reserved

             At December 31, 2002, common stock was reserved for the following reasons:

                  Conversion of bonds                        2,495,312 shares
                  Exercise of stock options                  2,000,000 shares
                  Exercise of common stock warrants          4,458,384 shares

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

                                                               Fixed
                                                               Options
                                                               -------
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

             The following is a schedule of the weighted average exercise price and weighted average fair value in accordance with SFAS 123:

                                                     Weighted         Weighted
                                                     Average           Average
                                                  Exercise Price      Fair Value
                                                 ---------------      ----------
               Exercise price:
               Equals market price                       -                -
               Exceeds market price                     1.00              0.81
               Less than market price                    -                -

             The Company applies APB Opinion 25 in accounting for its fixed stock compensation. Compensation cost charged to operations for the six months ended December 31, 2002 was $ -0-.

             Following is a summary of the status of the stock option agreements during the six months ended December 31, 2002:

                                                                         Number of            Weighted Average
                                                                           Shares              Exercise Price
                                                                       ------------            ------------
               Outstanding at July 1, 2002                                2,000,000                 $1.01

               Granted                                                        --                     --
               Exercised                                                      --                     --
               Forfeited                                                      --                     --
                                                                       ------------            ------------


               Outstanding at December 31, 2002                           2,000,000                  1.01
                                                                       ------------            ------------

               Options exercisable at December 31, 2002                   2,000,000                  1.01
                                                                       ============            ============

             Following is a summary of the status of the stock option agreements outstanding at December 31, 2002:

                                                                       Weighted Average         Weighted
                                                                          Remaining             Average
             Exercise Price Range             Number                   Contractual Life      Exercise Price
             --------------------           ---------                  ----------------      --------------
             $1.00 - $4.00                  2,000,000                       16 months               $1.01

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

             On September 19, 2002, First Horizon Loan Corp. filed suit for damages for breach of a lease agreement for the Company's former sales offices in Fairfax, Virginia. The suit alleges that the Company breached the lease when the Fairfax office was closed in July 2000 and lease payments were stopped. The suit claims approximately $78,000 in damages. The Company believes it has meritorious defenses, including the landlord's failure to mitigate damages after the office was closed.

       b.    Purchase Obligation

             The Company has established a licensing agreement with Qtek Aperture Card AB. Under the agreement, the Company is required to purchase at least 30 of the Q4305 units at approximately $18,000 each before June 30, 2004. As of December 31, 2002, the Company had purchased 15 units under the agreement.

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

Item 2.  Management's Discussion and Analysis

2.1      Results of Operations

Our revenues totaled $222,611 and $212,388 for the six months ended December 31, 2002 and 2001, respectively, an increase of $10,223 (5%) in 2002. Our revenues totaled $72,221 and $145,629 for the three months ended December 31, 2002 and 2001, respectively, a decrease of $73,408 (50%) in 2002, primarily due to a decrease in machine sales. Revenues in both periods resulted primarily from sales of equipment, aperture card media, and maintenance services.

For the six months ended December 31, 2002 and 2001, cost of sales was $112,953 and $105,364, respectively, an increase of $7,589 (7%) in 2002. For the three months ended December 31, 2002 and 2001, cost of sales was $43,044 and $50,289, respectively, a decrease of $7,245 (14%) in 2002. The cost of sales for both periods consisted primarily of labor and production costs.

Operating expenses totaled $303,645 for the six-month period ended December 31, 2002 as compared to $729,022 for the six-month period ended December 31, 2001, a $425,377 (58%) decrease in 2002, primarily due to a decrease in stock based compensation for services. Operating expenses totaled $174,476 and $246,613 for the three months ended December 31, 2002 and 2001, respectively, a decrease of $72,137 (29%) in 2002.

During the three months ended December 31, 2002, we delivered one Q4300 system for installation at a domestic site, sold 36,000 aperture cards, and renewed 2 maintenance contracts.

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

On September 19, 2002, First Horizon Loan Corp. filed suit against us for damages due to breach of a lease agreement for our former sales offices in Fairfax, Virginia. The suit alleges that we breached the lease when the Fairfax office was closed in July 2000 and lease payments were stopped. The suit claims approximately $78,000 in damages. We believe that we have meritorious defenses, including the landlord's failure to mitigate damages after the office was closed.

2.2      Liquidity and capital resources

We have historically financed operations from the sale of common stock and the conversion of common stock warrants. At December 31, 2002, we had cash on hand of $773 and working capital of $ ($1,200,427) as compared to cash on hand of $537 and working capital of ($1,114,740) at period-end, December 31, 2001.

Net cash used in operating activities of ($75,004) and ($315,431) for the six months ended December 31, 2002 and 2001, respectively, is attributed primarily to stock based compensation.

Net cash used for investing activities of ($10,215) for the six months ended December 31, 2002 and $2,400 for the six months ended December 31, 2001 is primarily related to employer receivables.

Net cash provided by financing activities of $83,390 for the six months ended December 31, 2002 is due primarily to additional loans. Net cash provided by financing activities of $310,495 for the six months ended December 31, 2001 is based primarily on receipts from factoring and convertible bonds.

We occasionally enter into factoring agreements with a factoring company (the "Factor"). The Factor funds 85% of the face value of approved invoices and retains the remaining 15% as a deposit against its fees. When payments are remitted to the Factor, the deposit, less fees ranging from 1% to 15%, is refunded. Fees are determined based on the length of time the invoice is outstanding.

We have accrued substantial payroll costs over the past twelve months that are unpaid as of December 31, 2002. These payroll costs are paid intermittently as cash becomes available. In addition, we assumed certain payroll tax liabilities as the result of the merger with Pacific Diagnostic Technologies, Inc., on January 14, 1999. We have negotiated a payment plan with the Internal Revenue Service to pay the payroll taxes assumed in the merger.

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

Item 3.  Disclosure Controls and Procedures

Within the 90 days prior to the date of this Form 10-QSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Treasurer/Controller concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II -- OTHER INFORMATION

Item 2.  Changes in Securities

From September 30, 2002 to December 31, 2002, we issued 1,240,000 shares of our restricted common stock in transactions that were not registered under the Securities Act of 1933. These transactions are summarized below:

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

(D) In December 2002, we issued 424,000 shares of restricted common stock to 2 individuals and 16,000 shares of restricted common stock to 1 company for consulting services in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933.

Unless otherwise noted, the sales set forth above involved no underwriter's discounts or commissions and are claimed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4 (2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, the issuance and sale by the Company of shares of its common stock to financially sophisticated individuals who are fully aware of the Company's activities, as well as its business and financial condition, and who acquired said securities for investment purposes and understood the ramifications of same.

On October 1, 2002 our Class H warrants expired.

Item 3. Defaults Upon Senior Securities

Our total convertible bond indebtedness on February 14, 2003 was $330,695 of which $320,695 is in default. Interest continues to accrue on all outstanding bonds.

The convertible bonds are unsecured, general obligations of the Company which are convertible into common stock at the option of the holders. The holders of the bonds that are in default have indicated that they do not want to convert their debt to stock and wish to be repaid in cash. At present we do not have funds to repay the indebtedness. We do not know whether we will be able to repay or renegotiate the debt. If we are unable to cure the default or renegotiate our debt, we may not be able to continue as a going concern.


Item 5. Other Information

In November 2002, the accounting firm of Sprayberry, Barnes, Marietta & Luttrell resigned as our certifying accountants. We have retained the firm of Heard, McElroy & Vestal, LLP as our new principal accountants as of February 12, 2003.

Subsequent Events

As of January 30 and 31, 2003, our original executive management team resigned from all positions as executive officers and directors (as described below) and a new management team (as described below) has assumed managerial control of our company. The original executive management team is remaining with our company, as employees, to support the new executive management team. The following provides a summary of the changes made:

Name                            Old Position                       New Position
----                            ------------                       ------------

ORIGINAL EXECUTIVE MANAGEMENT

Tom Sims                        President, CEO, Chairman           VP Operations
Teresa Kunz                     Controller, Corporate Treasurer    Controller
Catherine Sims                  Corporate Secretary                N/A
Kurt Kunz                       VP Engineering, Director           VP Engineering
Kelly Kunz                      VP Manufacturing, Director         VP Manufacturing

NEW EXECUTIVE MANAGEMENT

Robert Steele                   N/A                                President, CEO, Chairman
Andrew Haag                     N/A                                CFO, Corporate Treasurer,
                                                                    Corporate Secretary,
                                                                    and Director

In addition, the original executive management team has, as of January 30 or 31, 2003; 1) granted, in consideration of new employment agreements, an irrevocable proxy to vote all of their Company stock holdings, a total of 7,307,495 common shares, to the Company's Chief Executive Officer for one year; and 2) agreed to a one year lock-up on selling their Company stock holdings.

Robert Steele, the Company's current Chief Executive Officer, as a result of the proxy grants described above, beneficially owns, directly or indirectly, 7,707,495 shares, or eighteen percent (18%), of the Company's voting shares of common stock.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits
--------
Exhibit 4.1 Form of Irrevocable Proxy Granted to Chief Executive Officer dated January 30 or 31, 2003

Exhibit 99.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3      Press Release Dated February 4, 2003

Exhibit 99.4      Press Release Dated February 6, 2003

Reports on Form 8-K - On November 8, 2002 the Company filed a report on Form 8-K dated November 5, 2002 (and subsequently filed, on November 19 and 20 of 2002, amendments to that report on Form 8-K dated November 5, 2002) disclosing the resignation of Sprayberry, Barnes, Marietta & Luttrell as our principal accountants.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    QUINTEK TECHNOLOGIES, INC.


Date: February 14, 2003             /s/ ROBERT STEELE
                                    --------------------------------------------
                                    Robert Steele, President & CEO



Date: February 14, 2003             /s/ ANDREW HAAG
                                    --------------------------------------------
                                    Andrew Haag, Chief Financial Officer

               Certificate of President & Chief Executive Officer

I, Robert Steele, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Quintek Technologies, Inc. ("Quintek").

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

4. Quintek's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for Quintek and we have:

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

6. Quintek's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003                   /s/ ROBERT STEELE
                                           -------------------------------------
                                           Robert Steele, President & CEO

                     Certificate of Chief Financial Officer

I, Andrew Haag, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Quintek Technologies, Inc. ("Quintek").

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

4. Quintek's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for Quintek and we have:

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

6. Quintek's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 14, 2003                   /s/ ANDREW HAAG
                                           -------------------------------------
                                           Andrew Haag, Chief Financial Officer