Form 10QSB
period 2003-03-31
QUINTEK TECHNOLOGIES INC
filed 2003-05-15
CIK 1107714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 2003

                                              or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-29719

                           QUINTEK TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       State of California                                     77-0505346
-------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification No.)

                         537 Constitution Ave., Suite B
                           Camarillo, California 93012
                     ---------------------------------------
                     (Address of principal executive office)

                   Registrant's telephone number: 805-383-3914

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.     Yes |X|   No [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).    Yes |X|   No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes |X| No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

On May 15, 2003 a total of 46,627,008 shares of the registrant's common stock were issued and outstanding.

Transitional Small Business Disclosure Format  Yes [ ]  No [X]

Table of Contents

PART I             FINANCIAL INFORMATION
Item 1.            Financial Statements                                   3
Item 2.            Management's Discussion and Analysis of Plan
                     of Operations                                       10
Item 3.            Disclosure Controls and Procedures                    11

PART II            OTHER INFORMATION
Item 1.            Legal Proceedings                                     12
Item 2.            Changes in Securities and Use of Proceeds             12
Item 3.            Defaults Upon Senior Securities                       13
Item 4.            Exhibits and Reports on Form 8-K
Item 5.            Other Information                                     13
Item 6.            Exhibits and Reports on Form 8-K                      15
Signatures

PART I --- FINANCIAL INFORMATION

Item 1. Financial Statements

                           QUINTEK TECHNOLOGIES, INC.

                        BALANCE SHEETS AT MARCH 31, 2003

                                AND JUNE 30, 2002


                                                          March
                                                         31, 2003    June 30,
                      A S S E T S                        Unaudited     2002
                      -----------                        ---------  ---------

Current assets:
------------------------------------------------------
   Cash                                                    5,850       2,602
   Accounts receivable (net of allowance for doubtful
     accounts of $20,498)                                153,481      27,212
   Inventory                                              32,383      57,426
   Other                                                   1,380       2,038
                                                        --------    --------
       Total current assets                              193,094      89,278

Property and equipment, at cost:
   Equipment                                             102,881     102,881
   Computer and office equipment                          92,492      88,492
   Furniture and fixtures                                 32,526      32,526
                                                        --------    --------
                                                         227,899     223,899
   Less-accumulated depreciation                        (207,676)   (192,210)
-----------------------------------------------------   --------    --------
       Net fixed assets                                   20,223      31,689

Other assets:
-----------------------------------------------------
   Deposits                                                2,395       4,994
   Intangible assets (net of accumulated amortization
     of $67,796 and $53,082)                              68,277      82,985
   Investments                                              --        28,762
   Employee receivables, net                              10,410       2,400
                                                        --------    --------
       Total other assets                                 81,082     119,141
                                                        --------    --------

Total assets                                             294,399     240,108
                                                        ========    ========

   The accompanyhing notes are an integral part of these financial statments.

                           QUINTEK TECHNOLOGIES, INC.

                        BALANCE SHEETS AT MARCH 31, 2003

                                AND JUNE 30, 2002


                                                          March
                                                         31, 2003       June 30,
   LIABILITIES AND STOCKHOLDERS' (DEFICIT)               Unaudited        2002
   ---------------------------------------               ---------     --------

Current liabilities:
   Accounts payable                                      241,977        207,335
   Payroll and payroll taxes payable                     181,678        307,522
   Payroll taxes assumed in merger                       123,272        123,272
   Accrued expenses                                      127,618        134,521
   Notes payable-stockholders                            105,300         36,400
   Other liabilities                                       2,028         48,594
   Convertible bonds                                     161,695        330,505
   Unearned revenue                                       39,550         27,886
   Liabilities In Process Of Conversion To Stock         440,482           --
       Total current liabilities                       1,423,600      1,216,035

COMMITMENTS AND CONTINGENCIES                               --             --

Stockholders' (deficit):
   Common stock-$0.01 par value, 50,000,000 shares
     authorized, 46,026,008 and 40,162,008 issued
     and outstanding                                     460,260        401,620
   Additional paid-in capital                         20,241,828     19,997,017
   Retained (deficit)                                (21,830,406)   (21,361,481)
                                                     -----------    -----------
                                                      (1,128,318)      (962,844)
   Less-subscriptions receivable                            (883)       (13,083)
--------------------------------------------------   -----------    -----------
       Total stockholders' (deficit)                  (1,129,201)      (975,927)
                                                     -----------    -----------

Total liabilities and stockholders' (deficit)            294,399        240,108
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements.




                           QUINTEK TECHNOLOGIES, INC.

          STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS

                          ENDED MARCH 31, 2003 AND 2002



                                       Three Months Ended      Nine Months Ended
                                            March 31               March 31
                                     ---------------------   --------------------
                                           (Unaudited)           (Unaudited)
                                        2003       2002        2003        2002
                                     --------    --------    --------    --------
Sales                                 100,838     121,084     323,449     333,472
--------
Cost of sales                          56,510      35,831     169,463     141,195
-------------                        --------    --------    --------    --------

Gross margin                           44,328      85,253     153,986     192,277
------------

Operating expenses:
------------------
   Selling, general and
     administrative                   161,645     136,554     393,277     522,962
   Stock-based compensation
     for services                     151,000        --       223,013     343,414
                                     --------    --------    --------    --------
       Total operating expenses       312,645     136,554     616,290     866,376
                                     --------    --------    --------    --------

Loss from operations                 (268,317)    (51,301)   (462,304)   (674,099)
--------------------

Other income (expenses):
-----------------------
   Other income                        (3,351)      6,659      30,665      16,364
   Interest expense                   (13,440)    (21,601)    (37,286)    (50,124)
   Share of net loss in unconsoli-
     dated affiliate                     --      (183,276)       --      (186,201)
                                     --------    --------    --------    --------
       Total other income
         (expenses)                   (16,791)   (198,218)     (6,621)   (219,961)
                                     --------    --------    --------    --------

Net (loss) before income taxes       (285,108)   (249,519)   (468,925)   (894,060)
------------------------------

Provision for income taxes               --           800        --           800
--------------------------           --------    --------    --------    --------

Net (loss)                           (285,108)   (250,319)   (468,925)   (894,860)
----------                           ========    ========    ========    ========


Net loss per share:
   Basic and diluted                 ($  0.01)   ($  0.01)   ($  0.01)   ($  0.03)

   The accompanying notes are an integral part of these financial statements.


                           QUINTEK TECHNOLOGIES, INC.

                  STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS

                          ENDED MARCH 31, 2003 AND 2002


                                                                              (Unaudited)
                                                                               March 31,
                                                                           2003        2002
                                                                         --------    --------

Cash flows from operating activities:
   Net (loss)                                                            (468,925)   (894,680)
   Adjustments to reconcile net (loss) to net cash
     (used) by operating activities:
       Depreciation and amortization                                       27,880      22,591
       Stock-based compensation for services                              223,013     343,414
       Loss in unconsolidated affiliate                                      --       186,201
       Changes in current assets and liabilities:
         (Increase) in accounts receivable                               (126,269)   (155,300)
         (Increase) decrease in inventory                                  25,043     (25,301)
         (Increase) in other current assets                                  --        (4,027)
         (Decrease) in accounts payable                                    (5,358)   (128,145)
         Increase in payroll payables                                     126,370     118,051
         Increase (decrease) in other liabilities and accrued expenses    (18,195)      3,552
                                                                         --------    --------
           Total adjustments                                              252,484     361,036
                                                                         --------    --------
           Net cash (used) by operating activities                       (216,441)   (533,644)

Cash flows from investing activities:
-------------------------------------

   Purchase of fixed assets                                                (4,000)       --
   Decrease in other assets                                                 2,599        --
   (Increase) decrease in employer receivables                             (8,010)      2,400
                                                                         --------    --------
           Net cash provided (used) by investing activities                (9,411)      2,400

Cash flows from financing activities:
-------------------------------------
   Factoring payable                                                       40,000     130,490
   Notes payable-stockholders                                              68,900      43,000
   Convertible bonds                                                         --        94,200
   Proceeds from common stock                                             120,200     261,451
                                                                         --------    --------
           Net cash provided by financing activities                      229,100     529,141
                                                                         --------    --------

Net increase (decrease) in cash                                             3,248      (2,103)
-------------------------------                                          --------      -------

Cash-beginning of period                                                    2,602       3,073
------------------------                                                 --------    --------

Cash-end of period                                                          5,850         970
------------------                                                       ========    ========

   The accompanying notes are an integral part of these financial statements.

                           QUINTEK TECHNOLOGIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                              AS OF MARCH 31, 2003
                                   (Unaudited)


1.     Basis of Presentation
In the opinion of management, the accompanying unaudited financial statements of Quintek Technologies, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of March 31, 2003, the results of operations for the three months and nine months ended March 31, 2003 and 2002, and cash flows for the nine months ended March 31, 2003 and 2002. The results of operations for the nine months ended March 31, 2003 and 2002, are not necessarily indicative of the results to be expected for the full year or for any future period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2002 Form 10-KSB.

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

2.     Summary of Significant Accounting Policies   (Continued)

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

       d)    Major Customers
The Company had two customers that accounted for more than 67% of revenue. For the nine months ended March 31, 2003, revenues from the Company's major customers amounted to approximately $152,887. Accounts receivable from these major customers was approximately $137,649 at March 31, 2003.

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

       h)    Property, Equipment and Depreciation
Property and equipment are recorded at cost. Depreciation of property and equipment is provided using the straight-line and accelerated methods over the following estimated useful lives: Equipment-5 years, computers and office equipment-3-7 years and furniture and fixtures-7 years.

Expenditures and maintenance and repairs are charged against operations when incurred. Major renewals and betterments are capitalized.

       i)    Intangible Assets
The cost of patents and purchased proprietary processes acquired are being amortized using the straight-line method over their remaining useful lives of 4 years.

       j)    Payroll Taxes-Assumed in Merger
The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance at March 31, 2003 is $123,272.

       k)    Research and Development
Research and development costs are charged to operations when incurred and are included in operating expenses. The amount charged to operations for the nine months ended March 31, 2003 was $42,375.

       l)    Advertising
The Company expenses advertising costs as they are incurred. Advertising expense was $11,572 for the nine months ended March 31, 2003.

       m)    Income Taxes
The Company accounts for income taxes using the liability approach to financial accounting and reporting. Current income taxes are based on the year's income taxable for federal and state reporting purposes.

The Company has a deferred tax asset due to net operating loss carry forwards and temporary taxable differences due to stock-based compensation for income tax purposes. The deferred tax asset is $2,480,092 as of December 31, 2002. However, due to the ongoing nature of the losses and the potential inability of the Company to ever realize the benefit, a valuation allowance has been established for 100% of the deferred tax asset. Net operating loss carry forwards expire at various times through the year 2021.

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

4.     Net Loss Per Share
Basic net loss per share is based on the weighted average number of common shares outstanding of 44,577,008 and 32,232,302, for the three month periods ended March 31, 2003 and 2002, respectively. The basic and diluted net loss per share calculations are the same because potential dilutive securities would have had an antidilutive or immaterial effect. Securities that were not included in the net loss per share calculation because they were antidilutive consist of the convertible bonds and warrants.

5.     Inventory
Inventory consists of aperture cards, parts and supplies, and completed machines, and is stated at the lower of cost or market. Cost is determined on a FIFO (first-in, first-out) basis.

Inventories are as follows:
                                                   3/31/03           6/30/02
                                                 -----------       -----------
             Parts and supplies                      330,027           355,070
             Reserve for obsolescence               (297,644)         (297,644)
                                                 -----------       -----------
                                                      32,383            57,426
                                                 ===========       ===========

6.     Convertible Bonds

             Bonds payable with interest at 9%, due on various
             dates in 2001 and 2002, convertible to shares of
             common stock in increments of $1,000 or more.                             120,554

             Bonds payable with interest at 12%, due July 2002,  convertible  to shares of common stock in incre-
             ments of $500 or more.                                                     41,141
                                                                                   -----------
                                                                                       161,695

Certain of the outstanding convertible bonds have matured prior to March 31, 2003. The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds.

Bond holders have been asked to exchange their bonds for Series B preferred stock. As of March 31, 2003, holders of $149,000 of the bonds had acted on this. The $149,000 is included in the liability section of the financials under "Liabilities In Process Of Conversion To Stock", since the Preferred stock has not yet been issued.

7.     Notes Payable

       Notes payable, due on demand, unsecured,
             with interest at 12% per annum.               105,300
                                                       ===========

8.     Factoring Payable
The Company has entered into an agreement with a factoring company (the "Factor") to factor receivables with recourse. The Factor funds 85% of the face value of approved invoices and retains the remaining 15% as a deposit against its fees. The factoring fee is 1% of the factored amount for every 10 days of use. The deposit, less fees, is refunded to the Company once payment is received from the customer. The Company records a factoring payable liability for the amount of the funds received from the Factor. When payment is ultimately received from the customer, the factoring payable and the related receivable are removed from the balance sheet. At March 31, 2003, the Company had a factoring payable balance of $40,000 which is included in accounts payable.

9.     Stockholders' Deficit

       a.     Stock and Warrants
The Company has authorized 50 million shares of common stock with a par value of $0.01 per share. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares. At March 31, 2003, there were 47,027,008 shares of common stock issued and outstanding. During the three months ended March 31, 2003, the Company established the Class L warrants and initiated the process of establishing the Class A Preferred stock which underlies these warrants.

Upon surrender of either a Class J or L warrant, the holder is entitled to purchase one share of the Company's stock at the designated exercise price. For each warrant class, the number of warrants outstanding, the exercise price, the type of underlying stock, and the expiration dates are defined as follows:

Class J - 6,458,384 warrants to purchase common restricted stock with an exercise price of $1.00 per share, expiring on January 14, 2004.

Class L - warrants were established in March 2003, with an exercise price of $.25 per share, an expiration date of January 14, 2005 and Series A Preferred as underlying stock. As of March 31, 2003, holders of Class J warrants to purchase 5,686,861 shares of common stock have agreed to exchange their warrants for 2,843,431 Class L Warrants (i.e. a two for one exchange ratio).

At March 31, 2003, the outstanding warrants of classes A, B, C, D, E, F, G, H, and I have expired.

       b.    Common Stock Reserved
At March 31, 2003, common stock was reserved for the following reasons:

       Conversion of bonds                                1,763,585 shares
       Exercise of Class J warrants
         classified as stock options                        195,000 shares
       Exercise of Class J warrants                         576,523 shares

       c.    Stock Option Agreements

The Company previously had granted stock options to employees through Class J warrants. As of March 31, 2003 no options were outstanding to employees; however, 195,000 Class J warrants remain outstanding to former employees.

The Company intends to issue 903,500 Class L warrants to employees later in year 2003 once the underlying securities have been approved by stockholders of the Company.

The  Company   applies  APB  Opinion  25  in  accounting  for  its  fixed  stock compensation. Compensation cost charged to operations for the nine months ended March 31, 2003 was $-0-.

10.    Commitments and Contingencies

       a.    SEC Inquiry

On September 17, 2002, the Company was advised by the staff of the U.S. Securities and Exchange Commission that they will recommend that the Commission file a civil injunctive lawsuit against the Company, alleging that the Company violated Section 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 13a-1, and 13a-13. On March 25, 2003, the Company signed, without admitting or denying the allegations, a proposed settlement agreement with the U.S. Securities and Exchange Commission, which permanently restrains and enjoins the company from engaging in acts which would constitute violations of these regulations in the future. The U.S. Securities and Exchange Commission has not yet approved and executed the settlement agreement.


       b.     First Horizon Lawsuit
On September 19, 2002, First Horizon Loan Corp. filed suit for damages for breach of a lease agreement for the Company's former sales offices in Fairfax, Virginia. The suit alleges that the Company breached the lease when the Fairfax office was closed in July 2000 and lease payments were stopped. In May 2003, the Company and First Horizon reached a tentative settlement in which the total sum of $20,000 is to be paid to First Horizon over an nine-month period of time.

       c.    Purchase Obligation
The Company has established a licensing agreement with Qtek Aperture Card AB. Under the agreement, the Company is required to purchase at least 30 of the Q4305 units at approximately $18,000 each before June 30, 2004. As of March 30, 2003, the Company had purchased 15 units under the agreement.

       d.    Income Tax  Return Filings
The Company has not filed income tax returns for several years. Due to operating losses, income tax liability and penalties would not be substantial. However, the State of California could potentially revoke the Company's charter if the Company does not become current on its income tax return filings.

Item 2.  Management's Discussion and Analysis

2.1      Results of Operations

Our revenues totaled $323,449 and $333,472 for the nine months ended March 31, 2003 and 2002, respectively, a decrease of $10,023 (3%) in 2002. Our revenues totaled $100,838 and $121,084 for the three months ended March 31, 2003 and 2002, respectively, a decrease of $20,246 (17 %) in 2003, primarily due to a decrease in machine sales. Revenues in both periods resulted primarily from sales of equipment, aperture card media, and maintenance services.

For the nine months ended March 31, 2003 and 2002, cost of sales was $169,463 and $141,195, respectively, an increase of $28,268 (20%) in 2003. For the three months ended March 31, 2003 and 2002, cost of sales was $56,510 and $35,831, respectively, an increase of $20,679 (57%) in 2003. The cost of sales for both periods consisted primarily of labor and production costs.

Operating expenses totaled $ 616,290 for the nine-month period ended March 31, 2003 as compared to $ 866,376 for the nine-month period ended March 31, 2002, a $250,086 ( 29%) decrease in 2003, primarily due to a decrease in overhead expenses and stock based compensation for services. Operating expenses totaled $312,645 and $136,554 for the three months ended March 31, 2003 and 2002, respectively, an increase of $176,091 (129%) in 2003.

During the three months ended March 31, 2003, we sold one Q4300 system for installation at a domestic site, we sold 66,000 aperture cards, and we renewed three maintenance contracts.

2.2    Liquidity and capital resources

We have historically financed operations from the sale of common stock and the conversion of common stock warrants. On March 31, 2003, we had cash on hand of $ 5,850 and working capital of $ ($1,230,506) as compared to cash on hand of $970 and working capital of ($1,002,949) at period-ending March 31, 2002.

Net cash used in operating activities of ($216,441) and ($533,644) for the nine months ended March 31, 2003 and 2002, respectively, is attributed primarily to stock based compensation and payroll payables.

Net cash used for investing activities of ($9,411) for the nine months ended March 31, 2003 and $ 2,400 for the nine months ended March 31, 2002 is primarily related to employer receivables.

Net cash provided by financing activities of $229,110 for the nine months ended March 31, 2003 is based primarily on proceeds from common stock and convertible bonds. Net cash provided by financing activities of $529,141 for the nine months ended March 31, 2002 is based primarily on proceeds from common stock.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

         a. SEC Inquiry

On September 17, 2002, we were advised by the staff of the U.S. Securities and Exchange Commission that they will recommend that the Commission file a civil injunctive lawsuit against us, alleging that we violated Section 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 13a-1, and 13a-13. On March 25, 2003, we signed, without admitting or denying the allegations, a proposed settlement agreement with the U.S. Securities and Exchange Commission, which permanently restrains and enjoins the company from engaging in acts which would constitute violations of these regulations in the future. The U.S. Securities and Exchange Commission has not yet approved and executed the settlement agreement.

       b. First Horizon Lawsuit

On September 19, 2002, First Horizon Loan Corporation filed suit in Superior Court of California, County of Ventura against us for breach of a lease agreement for our former sales offices in Fairfax, Virginia. The suit alleges that we breached the lease when the Fairfax office was closed in July 2000 and the lease payments stopped. In May 2003, we reached a tentative settlement with First Horizon, agreeing to pay a total of $20,000 to First Horizon in monthly payments distributed over an nine-month period of time.

Item 2.  Changes in Securities

Common Stock Transactions

During the three month period ending March 31, 2003, we issued 4,500,000 warrants to purchase our common stock and 4,900,000 shares of our common stock. These transactions are summarized below:

(A) In March 2003, we issued 400,000 shares of stock to Robert Steele as compensation for consulting services performed during the months of December 2002 and January 2003, prior to assuming the position of our President & CEO on January 31, 2003. In March 2003 these shares were registered with the Securities and Exchange Commission on Form S-8 of the Securities Act of 1933.

(B) In January 2003, we issued a warrant to purchase 4,500,000 shares of common stock, under a special warrant agreement, to one individual as compensation for consulting services. The warrant has an exercise price of 2 cents per share, an expiration date of July 31, 2003, and a requirement for the underlying stock to be registered on Form S-8 of the Securities Act of 1933.

(C) In March 2003, we issued 4,500,000 shares of common stock to one individual upon exercise of the warrants described in Item 2 (B) for $90,000 in cash. The common stock was subsequently registered with the Securities and Exchange Commission on Form S-8 of the Securities Act of 1933.

Unless otherwise noted, the sales set forth above involved no underwriter's discounts or commissions and are claimed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4(2) of the securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, the issuance and sale by the Company of shares of its common stock to financially sophisticated individuals who are fully aware of the Company's activities, as well as its business and financial condition, and who acquired said securities for investment purposes and understood the ramifications of same.

Item 3. Defaults Upon Senior Securities

During the three month period ended March 31, 2003, we made offers to all holders of our promissory notes and convertible bonds to convert their bond principal and accrued interest into Series B Preferred stock at a rate of 25 cents per share. As of March 31, 2003, we received commitments to convert $188,268 of debt ($149,000 in principal + $39,268 in accumulated interest) into 753,072 shares of Series B Preferred stock. The balance of related debt, consisting of $181,695 in principal and $33,455 in accrued interest, still remains outstanding.

Interest continues to accrue against the principal of all outstanding bonds. The convertible bonds are unsecured, general obligations of the Company which are convertible into common stock at the option of the holders. The holders of the bonds that are in default have indicated that they do not want to convert their debt to stock and wish to be repaid in cash. At present we do not have funds to repay the indebtedness. We do not know whether we will be able to repay or renegotiate the debt. If we are unable to cure the default or renegotiate our debt, we may not be able to continue as a going concern.

Item 5. Other Information

Series A Preferred Stock

During the three month period ended March 31, 2003, our board of directors allocated 7,000,000 shares out of an authorized 10,000,000 shares of Preferred stock to be used to establish Series A Preferred stock with general terms as defined below:

         o    Par Value - $0.00

         o    Liquidation   Preference   -  $0.25  per  share  plus  any  unpaid
              accumulated dividends

         o    Dividends - cumulative annual rate of $0.005 per share

         o Conversion Rights - convertible to common stock at a 1:1 ratio if and when a majority of the Company's shareholders vote to approve an increase in authorized common shares o from 50,000,000 to 200,000,000

         o Redemption Rights - The company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends

         o Voting Rights - one vote per share on all matters requiring shareholder vote

Prior to issuing the Series A Preferred stock, we will need to modify our articles of incorporation and obtain approval on such changes from a majority of our shareholders. A shareholder meeting is scheduled for June 30, 2003 to vote on this and other corporate matters.

Series B Preferred Stock

During the three month period ended March 31, 2003, our board of directors allocated 1,613,680 shares out of a remaining authorized 3,000,000 shares of Preferred stock to be used to establish Series B Preferred stock with the following terms:

         o    Par Value - $0.00

         o    Liquidation   Preference   -  $0.25  per  share  plus  any  unpaid
              accumulated dividends

         o Dividends - cumulative annual rate of $0.0005 per share when and as declared by our Board of Directors

         o Conversion Rights - convertible to common stock at a 1:5 ratio (i.e. 1 share of Preferred Series B stock is convertible to 5 shares of common stock) if and when a majority of the Company's shareholders vote to approve an increase in authorized common shares from 50,000,000 to 200,000,000

         o Redemption Rights - The company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends

         o Voting Rights - one vote per share on all matters requiring shareholder vote

Prior to issuing the Series B Preferred stock, we will need to modify our articles of incorporation and obtain approval on such changes from a majority of our shareholders. A shareholder meeting is scheduled for June 30, 2003 to vote on this and other corporate matters.

Class L Warrants

During the three month period ended March 31, 2003, we established the Class L Warrants with the following general terms; 1) exercise price of 25 cents per share, 2) expiration date of January 14, 2005, and 3) Series A Preferred stock designated as underlying stock. During this same period we initiated an exchange program with our existing Class J Warrant holders in which we offered to exchange one Class L Warrant for two Class J Warrants, with the exchange number rounded up to the next whole number in cases where an odd number of Class J Warrants were submitted for exchange. In comparison, the Class J Warrants have the following general terms; 1) exercise price of $1.00 per share, 2) expiration date of January 14, 2004, and 3) common stock designated as the underlying stock.

As of March 31, 2003, our Class J Warrant holders had committed, by signed agreement, to exchange a total of 5,686,861 Class J Warrant shares for a total of 2,843,431 Class L Warrant shares.

Subsequent Events

In April 2003, our management team established an advisory board consisting of six outside people, representing legal, business, and financial disciplines. A consulting agreement was signed with each board member, contracting their services as advisors for 90 days in return for the following compensation package:

         o For the first 60 days of service, members will be compensated with 100,000 shares of our common stock.

         o For the last 30 days of service, members will be compensated with $2,000 in cash or an equivalent amount of our restricted common stock, with the payment method defined solely by our Board of Directors. If stock is used for payment, the stock value is determined by using the average closing bid price of our stock over the 10 days just prior to the end of the 60 day period.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 99.1 Certification of C.E.O. Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification of Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3    Press Release Dated March 25, 2003

Exhibit 99.4    Press Release Dated March 28, 2003

Exhibit 99.5    Press Release Dated April 11, 2003

Exhibit 99.6    Press Release Dated April 30, 2003

Exhibit 99.7    Press Release Dated May 6, 2003

(b) Reports on Form 8-K - None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    QUINTEK TECHNOLOGIES, INC.


Date: May 15, 2003                  /s/ ROBERT STEELE
                                    --------------------------------------------
                                    Robert Steele, President & CEO



Date: May 15, 2003                  /s/ ANDREW HAAG
                                    --------------------------------------------
                                    Andrew Haag, Chief Financial Officer

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

Date:  May 15, 2003                        /s/ ROBERT STEELE
                                           -------------------------------------
                                           Robert Steele, President & CEO

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

Date:  May 15, 2003                        /s/ ANDREW HAAG
                                           -------------------------------------
                                           Andrew Haag, Chief Financial Officer