Form 10KSB
period 2003-06-30
QUINTEK TECHNOLOGIES INC
filed 2003-10-14
CIK 1107714

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(X) ANNUAL  REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE ACT OF
    1934

                    For the fiscal year ended: June 30, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES
    EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________

                           Commission File No. 0-28541

                           QUINTEK TECHNOLOGIES, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

        California                                            77-0505346
---------------------------------                          --------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

                        537 Constitution Avenue, Suite B
                           Camarillo, California 93012
                    ----------------------------------------
                    (Address of principal executive offices)

                     Issuer's telephone number: 805-383-3914

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common stock, no par value

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB. [ ]

Issuer's revenues for its most recent fiscal year:    $388,888

At October 9, 2003, the aggregate market value of registrant's Common Stock held by non-affiliates was $6,537,581, based on the closing OTC Bulletin Board bid price of $0.14 per share on that date.

At October 9, 2003, a total of 47,097,008 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

                               TABLE OF CONTENTS

ITEM 1      BUSINESS DESCRIPTION............................................   2
ITEM 2      DESCRIPTION OF PROPERTY.........................................   8
ITEM 3      LEGAL PROCEEDINGS...............................................   8
                     3.1 SEC Inquiry........................................   8
                     3.2  First Horizon Lawsuit.............................   9
ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   9
ITEM 5      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........  10
                     5.1   Market for Common Stock..........................  10
                     5.2   Dividends........................................  10
                     5.3   Securities Authorized for Issuance Under Equity
                             Compensation Plans.............................  10
                     5.4   Recent Sales of Unregistered Securities..........  11
ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.....................................  11
ITEM 7      FINANCIAL STATEMENTS............................................  13
ITEM 8      CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE..........................................  13
ITEM 8A     CONTROLS AND PROCEDURES.........................................  13
ITEM 9      DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.............  14
                     9.1   Board of Directors and Executive Officers........  14
                     9.2   Compensation of Directors........................  15
                     9.3   Management Committees............................  15
                     9.4   Section 16(a) Beneficial Ownership Reporting
                             Compliance.....................................  15
                     9.5   Code of Ethics...................................  15
ITEM 10     EXECUTIVE COMPENSATION..........................................  16
ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..  18
ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  18
ITEM 13     EXHIBITS AND REPORTS ON FORM 8-K................................  20
                     13.1     Exhibits......................................  20
                     13.2     Reports on Form 8-K...........................  21
ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................  21
SIGNATURES..................................................................  22
FINANCIAL STATEMENTS..................................................F-1 - F-20
EXHIBITS

ITEM 1            BUSINESS DESCRIPTION

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

Introduction

Quintek Technologies, Inc. (referred to herein as the "Company", "Quintek", "Our", or "We") is a California corporation. Quintek's corporate headquarters are located at 537 Constitution Ave., Suite B, Camarillo, California, 93012. Our contact information at that location is: phone number (805) 383-3914, fax number is (805) 482-6874 and our website is www.quintek.com. Our corporate filings with the Securities and Exchange Commission ("SEC")and amendments to these filings, as well as other information is available free of charge at our website soon after such reports are filed electronically with the SEC, or directly on the SEC's website.

Quintek Electronics, Inc., our predecessor company, founded in July 1991, acquired technology, related assets and patent rights to its aperture card business during 1991 and 1992. On January 14, 1999, Quintek Electronics, Inc. was acquired in a merger by Pacific Diagnostics Technologies, Inc. as part of their Chapter 11 Plan of Reorganization, and the surviving entity's name was changed to Quintek Technologies, Inc. Since the merger, Quintek continued to sell its aperture card products and all former operations of Pacific Diagnostics Technologies, Inc. were discontinued. On February 24, 2000, we acquired all of the out standing shares of common stock of Juniper Acquisition Corporation ("Juniper"). Upon effectiveness of that acquisition, Quintek elected to become the successor issuer to Juniper for reporting purposes under the Securities Exchange Act of 1934.

Business Overview

Quintek Technologies, Inc., sells hardware, software and services for printing large format drawings such as blueprints and CAD files (Computer Aided Design) directly to the microfilm format of aperture cards. Quintek is the only manufacturer of a patented chemical-free desktop microfilm printer for aperture cards.

Recent Business Developments

On January 30, 2003 the Company brought on a new senior management team to assist in turning the business around and building shareholder value. As part of this effort, Tom Sims resigned as President and Chief Executive Officer and Robert Steele was appointed Chairman and Chief Executive Officer. Furthermore, the Board of Directors approved the 2003 Business plan drafted by Robert Steele and empowered him to execute that plan. The Board of Directors accepted the resignations of Tom Sims, Kurt Kunz and Kelly Kunz as directors of the Company. The Board of Directors also accepted the resignations of Tom Sims, Kurt Kunz, Teresa Kunz and Catherine Sims as officers of the Company.

On January 31, 2003, the Board of Directors appointed Andrew Haag as Director, Corporate Secretary and Corporate Treasurer. Furthermore, the Company appointed Mr. Haag to the newly added position of Chief Financial Officer.

Market Overview

Quintek does business in the film-based imaging market segment within the content and document management services market. On March 15, 2002 IDC Research stated that "The content and document management services market will grow at a compound annual growth rate (CAGR) of 44% to reach approximately $24.4 billion in 2006." Daratech, Inc. sized the market for document and content management specifically within the engineering, manufacturing and construction sector at $1.9 billion in 2000. The content and document management services market is comprised of several market segments such as digital document management software and services, records management, digital imaging and film-based imaging.

The Film-based Imaging Market

The film-based imaging market segment is the business associated with microfilm cameras, film stock, chemicals, readers, printers, and associated services. This is a mature, established market that has been redefined by new digital imaging technologies over the last decade.

Trends In the Film-based Imaging Market

In June 2000, the Archivist of the United States, John W. Carlin, announced that scanned image files would be used instead of microfilm to preserve individual responses to the 2000 Census. In a landmark decision, the Census Bureau reversed itself and decided to continue using microfilm. The reasons cited for staying with microfilm were ongoing expense, the risk of losing critical data and the advantage of a human readable format with a potential lifespan of 500 years. Digital archives represent an ongoing expense because they require constant expensive migration as digital standards, operating systems and media change. During a migration, there is additional risk of losing critical data. Microfilm is "future-proof" because it is human readable and certified by the American National Standards Institute (ANSI) to have a 500 plus year lifespan.

For archive documents, film-based media remain superior. Film-based archival is less expensive than digital methods and has a storage life of between 100 and 1000 years. Film-based archival already has a massive installed base of billions of documents accumulated over more than 50 years of use.

We believe that film-based imaging, driven by archival will be a growth market. The volume of archived paper and digital records will continue to increase for a number of reasons, including: (i) the rapid growth of inexpensive document producing technologies such as fax, desktop publishing software and desktop printing; (ii) the continued proliferation of data processing technologies such as personal computers and networks; (iii) regulatory requirements; (iv) concerns over possible future litigation and the resulting increases in volume and holding periods of documentation; (v) the high cost of reviewing records and deciding whether to retain or destroy them; (vi) the failure of many entities to adopt or follow policies on records destruction; and (vii) audit requirements to keep back-up copies of certain records in off-site locations.

Despite the growth of new "paperless" technologies, such as the Internet and e-mail, we believe that archived information remains predominantly film and paper-based. Rather than eliminate paper, digital technology has created the need for more archival.

We believe the film-based imaging market is now entering a new growth phase. We believe that the changes in this market caused by new digital technologies have created a new opportunities. The growth we forecast corresponds with the growth of archive documents as addressed in the Document Lifecycle discussion below.

By enabling the creation of microfilm directly from digital files, Quintek products marry modern digital technologies to the proven best-practice of microfilm archival.

The Document Lifecycle

Digital document management technology is well suited for active documents that require high-availability. For archive documents, digital imaging or document management systems have been shown to be costly and unreliable as a long term solution.

When the document is created, activity is high -- it is being used actively to make decisions. Issues during this stage include ease and speed of access, and the ability to share documents across networks. At some point, activity drops sharply and the document enters a phase when it must be kept, sometimes for many years, when activity is very low; this is the archival stage.

The issues at the archival stage are entirely different and relate to safe, long term storage. Because the volumes are invariably high during this phase both space and cost are major issues. Microfilm is the only proven, permanent document storage media.

The Company believes that the future of this marketplace is in hybrid systems which bridge the gap between these two technologies.

The Aperture Card Market

The segment of the film-based imaging market that addresses large format engineering drawings is called the aperture card market. The aperture card market is made up of hardware and software manufacturers, distributors, maintenance service providers and media and consumables manufacturers.

Wet vs. Dry Silver Film - Strategic Advantage

Quintek's products use "Dry Silver" film which requires no chemicals. Older technologies are based on "Wet Silver" film which requires the cost and inconvenience of dealing with hazardous chemicals. Management believes that once the need for chemicals is removed, the advantages of film-based imaging will drive sales. We also believe that creating awareness of a modern, desktop device that outputs digital drawings to microfilm with no chemicals will drive sales.

The company believes that there is a large installed base of Wet Silver technology that is used in "print rooms." A print room is a dedicated area that has the specialized film-processing and aperture card assembly areas and the subsequent ventilation and hazardous materials handling equipment. The Quintek product eliminates the need for such print rooms and their on-going expense.

Product Overview

Products and Services

Quintek's principal product is the Q4400 Desktop Aperture Card Printer. The Q4400 is used by engineering departments to print directly to Aperture Cards from digital files in a single step without using chemicals for film development.  Our  solution  provides a stream of revenues  from the  following:
Q4400 Aperture Card Printer and upgrades to that system, Quinplot software, maintenance and blank aperture card media

The Q4400 system is comprised of Quintek's QUINPLOT Software Package and the Q4400 Aperture Card Printer. The QUINPLOT Software and Q4400 Aperture Card Printer operate together to provide a complete system for producing Aperture Cards.

The QUINPLOT Software operates on a standard PC platform under Windows 2000, or XP and functions to interface the user system and operator with the Q4400 printer. The QUINPLOT operates across the customer's network similar to any laser printer and is compatible with all standard vector and raster file formats. The QUINPLOT Software can be used to control and monitor a number of related functions, including; image queuing, graphics workstation (image view/mark-up/edit), password protection, drawing release, index data formats, index data entry and all aspects of the aperture card production cycle. The QUINPLOT Software is designed to easily adapt to the client's existing workflow, indexing methods and file formats.

The Q4400 is packaged in a small, self contained, table-top box which fits well into office, reprographics, laboratory and CAD/CAM work environments. The Q4400 Printer uses a low power laser to record images directly on Dry Silver film, which is premounted on blank aperture card media and packaged in light-tight cassettes. The film is developed using a patented heat process and therefore requires no chemicals and emits no toxins into the atmosphere. The card is automatically labeled using an internal print/punch module. The Q4400 is completely automatic, extremely reliable and can operate unattended until the blank aperture card media is depleted.

Cost Savings

When comparing the Q4400 to alternative aperture card production methods, the Q4400 saves the customer money in terms of reducing the following: labor cost, downtime, hard cost (material), floor space and maintenance cost. Furthermore, there are no employee health hazards from chemical fumes and spills, no liability from employee exposure to chemicals/fumes and the added benefit of a faster "time to market".

When comparing the Q4400 to external service bureaus, customers save money in terms of reduced material cost (paper, toner, etc.) and labor cost (handling paper, packaging, shipping, etc). There are no service bureau fees, a shorter lead time and improved security (confidential drawings can be done in-house).

When using direct output to Aperture Card, the user is expected to gain substantial cost savings in many areas. For some users, the security issues related to having immediate on site drawing conversion completed in a secured area with limited access may provide a great deal of value unrelated to volume. Also, the efficiency gained by eliminating the bottleneck associated with service bureaus and conventional conversion results in a faster "time to market" and greater efficiencies for the resultant products, improving ones competitive position.

Useful Features/Benefits

The following provides a list of features of the Q4400 system: direct conversion to aperture card (i.e. no requirement for paper plots) chemical-free operation, fully automatic operation, compatible with a wide variety of network configurations, compatible with a wide variety of image & text file formats, interface can be customized to address the customer's unique application and a compact modular design.

The following provides a list of benefits of the Q4400 system: provides a dramatic improvement in efficiency (drawing release & distribution, design review process, check print and a back-up of digital data base), reduced "time to market" improves user's competitive posture and it eliminates health risk from employee's exposure to chemicals and fumes.

Patents and Trademarks

The Q4400 system is protected under the following patents and trademarks:

US Patents

Patent             Expiration
Number               Date           Name/Description
---------          ----------       ----------------
4,794,224          04/09/07         Dry Film Developer for an Aperture Card Printer
4,818,950          04/24/07         Low Jitter Phase-Locked Loop (internal circuit board)
4,841,343          03/25/08         Dry Film Development Process for an Aperture Card Printer

Trademarks

"Quintek" (Logo design), the mark, was registered on the Patent and Trademark Office principal register as U.S. registration No. 2,604,712 on August 6, 2002.

Sales and Marketing

Quintek's primary method of distribution is through their dealer network and direct sales efforts in geographies not currently covered by dealers. Quintek believes that it is currently not dependent on any single customer. In FY2001 and FY2002 a majority of the Company's sales came through a dealer relationship with Imation Corporation. Late in 2002 Imation sold this part of its business to Decision One. Since Decision One took over this portion of Imation's business, they have not actively sold Quintek products.

Quintek is looking to expand its dealer network to reduce exposure and increase sales. The Company believes that this will help to insure stability and reduce risk through the lack of reliance upon any single dealer. Three dealers have recently signed on under our newly established Dealer Sales Agreement. This agreement was established with the intention of increasing sales and providing a consistent flow of information from the dealer network to increase predictability.

Management is in the process of re-establishing relationships with many dealers who have inquired about, or sold Quintek products in the past. Management believes that there are many dealers throughout the Unites States that could greatly benefit from selling Quintek's products. The Company is seeking to establish relationships with new dealers and partners that can increase sales and revenues.

Quintek management sees opportunities in its market by developing the dealer network and expanding and executing in the following areas:

         Positioning Quintek as the complete provider of modern aperture card solutions.
         -----------------------------------------------------------------------
         Management intends to position the Company as a complete provider of modern aperture card solutions. The goal is to gain account control in partnership with our resellers by providing all products, services and consumables our customers require related to aperture card production.

         Meeting existing market demand for the Q4400.
         -----------------------------------------------------------------------
          Within the next 24 months we intend to put the financing and sales and manufacturing infrastructure in place to handle 100 units per year.

         Establish and incentivize new and existing dealers and distributors.
         -----------------------------------------------------------------------
         The Company intends to provide improved marketing support and sales incentives to its dealers to grow sales. The goal is to sign-up dealers in geographical regions not currently well covered.

         Selling turnkey consulting solutions.
         -----------------------------------------------------------------------
         Quintek has been in this business for 10 years and believes it is the leader in dry silver aperture card imaging technology. The Company plans to leverage this leadership as well as its solution sales, to deliver turnkey solutions to customers who are looking for a "one-stop-shop" , helping them transition to a hybrid film and digital based print room for their engineering documents.

Manufacturing

Prior to March, 2003, Quintek was dependent upon Kitron / Bofos for manufacturing the 4305 Printer. Since March, 2003, all 4305 printers have been made in Quintek's Idaho facility. As of this writing, Kitron has notified Quintek that Quintek's tooling for the Q4305 has been shipped from Kitron to Quintek.

Quintek's supplier of replacement ribbons has discontinued that line of business. Quintek is not currently in possession of tooling for manufacturing new ribbons. Quintek is in the process of finding a new source for these ribbons.

The Company believes that the Montpelier, Idaho facility will be able to meet current demand for its products and services. Quintek has been working with a variety of suppliers for Q4305 and other parts. These suppliers are located throughout the United States. The Company believes that this will help to insure stability and reduce risk through the lack of reliance upon any single suppliers.

Competition

The Company believes that it is the only manufacturer of a chemical-free desktop aperture card printer. There are other aperture card printing devices available. Both of the competitive devices the Company is aware of, are manufactured outside of the United States. Microbox AG, based in Germany has sold a wet CADMIC Aperture Card Plotter. Quintek believes that this product has been on the market for the past decade. This product is a large unit that weighs roughly 772 pounds. It requires the constant replenishment and disposal of hazardous chemicals, has specialized ventilation, plumbing and electrical requirements, and is labor intensive to operate. Quintek was recently made aware of a Dry CADMIC Plotter being produced by Microbox. Quintek believes that this is also a large unit that has specialized electrical requirements, is labor intensive to operate and not nearly as versatile as Quintek's Q4400. To the Company's knowledge, the Dry CADMIC Plotter produced by Microbox is currently sold in the United States by only one distributor.

Wicks and Wilson, based in the United Kingdom, also manufactures an aperture card plotter. Their product is similar in size to the Q4400. It requires the constant replenishment and disposal of hazardous chemicals, has specialized ventilation, plumbing and electrical requirements, and is labor intensive to operate. To the Company's knowledge, Wicks and Wilson has only one distributor in the United States.

Product Development

Quintek's product development activities over the past two years have been concentrated on producing custom software and hardware solutions for its existing customers. The Company plans to package these software solutions for sale to all of its customers. Hardware product development has recently led to the new Q4400 product and Network Interface Upgrade. Other hardware and software developments are in process.

Research and Development

Within the last 24 months, Quintek's investment in research and development has been limited to product development activities. Amounts charged to operations for the years ended June 30 2003 and 2002 were $58,000 and $63,600 respectively.

Regulation

We are not aware of any special regulations that our business is subject to, other than general laws and regulations, such as employment and safety regulations that apply generally to manufacturers and distributors of industrial equipment. When in production at NCR the Q4305 unit was certified under UL, FCC, TUV and GS standards. We are in the process of transferring the UL and FCC certifications into our name. CE certification was received in August of 2002.

ITEM 2            DESCRIPTION OF PROPERTY

We lease 3,120 square feet for our executive offices at 537 Constitution Avenue, Suite B, Camarillo, California. The lease expires on March 31, 2004, with an option to extend it for three years. Our current monthly lease rate on this facility is $2,846.

We rent, on a month-to-month basis, 1,800 square feet of office and warehouse space at 720 N. 4th Street, Montpelier, Idaho, to manufacture our products and service our customers. Our current monthly rent is $1,384.

ITEM 3            LEGAL PROCEEDINGS

3.1      SEC Inquiry

On September 17, 2002, we were advised by the staff of the U.S. Securities and Exchange Commission that they will recommend that the Commission file a civil injunctive lawsuit against us and our president, Thomas W. Sims, alleging that we violated Section 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 13a-1, and 13a-13, based on false and misleading statements in press releases disseminated by the Company on October 22, 2001 and October 25, 2001, regarding the Company's investment in Panamed Corp. and the press releases disseminated on January 8, 2002 and March 20, 2002, regarding orders from Eurotrend Informatics, Ltd., a private Hungarian company, and failure to timely file annual and quarterly reports with the Commission." On March 25, 2003, we signed, without admitting or denying the allegations, a proposed settlement agreement with the U.S. Securities and Exchange Commission, which permanently restrains and enjoins the company from engaging in acts which would constitute violations of these regulations in the future

On September 17, 2002, we were advised by the staff of the U.S. Securities and Exchange Commission ("Commission") that they will recommend that the Commission file a civil injunctive lawsuit against the Company and its President at that time, Thomas W. Sims. The suit would allege that the Company violated Section 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 ("the Exchange Act") and Rules l0b-5, 13a-1, and 13a-13 of the Exchange Act, based on (a) false and misleading statements in press releases disseminated by the Company on October 22, 2001 and October 25, 2001, regarding the Company's investment in Panamed Corp., and the press releases disseminated on January 8, 2002 and March 20, 2002, regarding orders from Eurotrend Informatics, Ltd., a private Hungarian company, and (b) failure to timely file annual and quarterly reports with the Commission.

The Company (on July 24, 2003) and Mr. Sims (on February 24, 2003) each consented, without admitting or denying the allegations, to the entry of final judgments in the proceedings in U.S. District Court, Central District of California. On August 6, 2003, final judgments were entered by the Court against the Company and Mr. Sims, respectively, each of which permanently enjoined them from violating Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by using any means or instrumentality of interstate commerce, or of the mails, or of any national securities exchange: (A) to employ any device, scheme or artifice to defraud; (B) to make any untrue statement of a material fact or omitting to state a material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading; or (C) to engage in any act, practice, or course of business which operates or would operate as a fraud or deceit upon any person, in connection with the purchase or sale of any security. Further, the final judgments permanently enjoined each of them from violating Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 promulgated thereunder, by failing to file with the Commission in accordance with Commission rules and regulations, information and documents required by the Commission to keep current information and documents required in or with an application or registration statement filed pursuant to Section 12 of the Exchange Act or annual or quarterly reports as the Commission has prescribed.

Mr. Sims was also permanently enjoined from violation of Section 17(a) of the Securities Act of 1933 in the offer or sale of any security by the use of any means or instruments of transportation or communication in interstate commerce or by the use of the mails, directly or indirectly: (A) to employ any device, scheme or artifice to defraud; (B) to obtain money or property by means of any untrue statement of a material fact or any omission to state a material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading; or (C) to engage in any transaction, practice, or course of business which operates or would operate as a fraud or deceit upon any purchaser. Mr. Sims was ordered to pay a fine of $25,000, and enjoined and prohibited for a period of five years from the date of entry of judgment from : (A) participating in any offering of penny stock, and
(B) from acting as an officer or director of any issuer that has a class of securities registered pursuant to Section 12 of the Exchange Act or is required to file reports pursuant to Section 15(d) of the Exchange Act. Since January 30, 2003, Mr. Sims has not been an officer, director or affiliate of the Company.

3.2      First Horizon Lawsuit

On September 19, 2002, First Horizon Loan Corporation filed suit in Superior Court of California, County of Ventura against us for breach of a lease agreement for our former sales offices in Fairfax, Virginia. The suit alleges that we breached the lease when our Fairfax, Virginia office was closed in July 2000 and the lease payments stopped. The suit claims approximately $78,000 in damages. In May 2003, we reached a tentative settlement with First Horizon, agreeing to pay a total of $20,000 to First Horizon in monthly payments distributed over an eight month period of time. First Horizon has agreed to dismiss the lawsuit with prejudice against us within 10 days after receipt of the final payment referenced above.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2003.

ITEM 5            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

5.1       Market for Common Stock

Since January 14, 1999, our common stock has traded on the OTC Bulletin Board (symbol "QTEK"). On September 30, 2003, there were 493 listed shareholders of record and 1747 beneficial shareholders of our common stock. The high and low bid prices per share for our stock for each quarter commencing July 1, 2000 and ending June 30, 2003 are listed below. The high and low bid prices per share for our stock for the quarter ending September 30, 2003 were $0.17 and $0.09, respectively. This information was obtained from Media General Financial Services.

         1st Quarter       2nd Quarter      3rd Quarter       4th Quarter
         High     Low      High     Low     High     Low      High     Low
         -----    -----    -----    -----   -----    -----    -----    -----
FY2001   $0.94    $0.27    $.31     $0.05   $0.27    $0.11    $0.16    $0.08
FY2002   $0.11    $0.05    $0.39    $0.05   $0.50    $0.09    $0.47    $0.07
FY2003   $0.14    $0.03    $0.13    $0.02   $0.07    $0.03    $0.19    $0.03

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

5.2       Dividends

 We presently intend to retain future earnings, if any, to provide funds for use in the operation and expansion of our business. Accordingly, we have not declared or paid any dividends to our common shareholders and do not presently intend to do so. Any future decision whether to pay dividends will depend on our financial condition and any other factors that our Board of Directors deems relevant.

5.3       Securities Authorized for Issuance Under Equity Compensation Plans

We currently have no equity compensation plans in place that have been approved by security holders.

However, our Chief Executive Officer and Chief Financial Officer entered into employment agreements on January 31, 2003 with the Company which grants each of them the right to earn substantial equity compensation from the Company. Pursuant to the employment agreements, the Company has agreed to sell to each of them stock (or grant to each rights to purchase additional shares of common stock) at $0.03 per share such that, including all options or shares previously issued to or purchased by each of them, each would own, in the aggregate, shares of common stock or rights to purchase shares of common stock representing ten percent (10%) of the current outstanding common stock of Quintek, on a fully-diluted basis after taking into account the issuance of such additional shares to each officer and assuming the issuance of all other shares subject to currently outstanding options or warrants. The employment agreements state that the agreement(s) specifically granting the shares to be purchased by the officers will have, at minimum, new termination and repurchase provisions, with the termination provisions to be consistent with new termination and repurchase provisions set forth in this Agreement. The agreement(s) also will contain provisions providing the officers with pre-emptive rights to purchase additional shares of common stock under certain circumstances. Options to the two officers shall vest according to the following schedule: Right of each to purchase two and a half percent (2.5%) of outstanding common stock, upon the authorization of additional shares by the shareholders of Quintek; assuming that authorization of more shares is approved by the shareholders of the Company, options giving each of the officers the right to purchase an additional two and a half percent (2.5%) of outstanding common stock at the time of grant, will be granted upon the one (1) year anniversary of each officer's employment agreement for the following three (3) years. In the event of a sale of Quintek, termination of the officers' employment agreements by the Company, or any other event that may impede Quintek's ability to fulfill its obligations under the officers' employment agreements, all options will be immediately vest.

Although our board of directors has approved the employment agreements, none of the rights or options to purchase common stock described in the employment agreements above have vested; and those rights or options will vest only upon the approval by the shareholders of an amendment of the Company's Articles of Incorporation which increases the number of authorized shares of common stock that may issued by the Company.

5.4       Recent Sales of Unregistered Securities

We have made no sales of unregistered securities during the quarter ended June 30, 2003. However, we have made a number of agreements to issue stock at a later date, base upon authorization of more shares and acceptance in changes to be proposed to the Articles of Incorporation by the shareholders. See notes 6 and 8 of our financial statements for the years ending June 30, 2002 and 2003, Item 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our revenues totaled $388,888 and $446,005 for the twelve months ended June 30, 2003 and 2002, respectively, a decrease of $57,117 (13%) in 2003 due primarily to a decrease in sales of equipment.

For the twelve months ended June 30, 2003 and 2002, cost of sales was $261,050 and $198,696 respectively, an increase of $62,354 (31%). Our cost of sales for both periods consisted mostly of labor and production costs. Cost of sales increased and consequently gross margin decreased in 2003 primarily due to an increase in the cost of equipment parts.

Operating expenses totaled $822,273 for the twelve-month period ended June 30, 2003 as compared to $1,108,034 for the prior twelve-month period. The $285,761 (26%) decrease in operating expenses is due primarily to a reduction in stock based compensation for services.

We incurred no acquisition expenses in the twelve months ended June 30, 2003 and 2002, respectively.

During the 12 month period ending June 30, 2003 we sold four (4) aperture card systems, 178,000 aperture cards, and nine (9) customer service contracts. We expect to continue generating sales revenue from these same products in the future.

During the eight months prior to September 30, 2003, management has focused on reducing the outstanding debt and liabilities in default of the Company. On January 30, 2003 Quintek's employees and prior management team signed agreements to convert $252,213 of monies owed into 1,008,854 shares of Series A Preferred Stock at a rate of ($0.25) twenty five cents per share. During the six month period ended June 31, 2003, we made offers to all holders of our promissory notes and convertible bonds to convert their bond principal and accrued interest into Series B Preferred stock at a rate of at a rate of ($0.25) twenty five cents per share. As of June 30, 2003, we received commitments to convert $198,268 of debt into 724,077 shares of Series A Preferred stock and 648,256 shares of Series B Preferred stock. The balance of related debt, $208,728 still remains outstanding. These monies represent our liabilities in process of conversion to stock. The conversion will become effective if and when the shareholders of the Company approve an amendment to the articles of incorporation to increase the amount of authorized shares for issuance.

We are currently in default of $151,695 (principal and interest) of our outstanding convertible bonds. Interest continues to accrue against the principal of all outstanding convertible bonds whose holders have not agreed to the conversion to stock. The convertible bonds are unsecured, general obligations of the Company which are convertible into common stock at the option of the holders. The holders of the bonds that are in default have indicated that they do not want to convert their debt to stock and wish to be repaid in cash. At present we do not have funds to repay the indebtedness. We do not know whether we will be able to repay or renegotiate this debt. If we are unable to cure the default or renegotiate our debt, we may not be able to continue as a going concern.

We are currently in default of $24,603 (principal and interest) of our outstanding promissory notes. Interest continues to accrue against the principal of all outstanding promissory notes. The notes are unsecured, general obligations of the Company. The holders of the notes that are in default have indicated that they wish to be repaid in cash. At present we do not have funds to repay the indebtedness. We do not know whether we will be able to repay or renegotiate this debt. If we are unable to cure the default or renegotiate our debt, we may not be able to continue as a going concern.

Through September 30, 2003 we received agreements to convert $20,148 in outstanding past due payables into Series C Preferred stock at ($1.00) one dollar per share. The conversion will become effective if and when the shareholders of the Company approve an amendment to the articles of incorporation to increase the amount of authorized shares for issuance.

Through September 30, 2003 we received agreements to convert $74,452 in outstanding past due payables into $60,183 of three year promissory notes bearing an annual interest rate of 8%.

Liquidity and Capital Resources

We have historically financed operations from the sale of common stock and the conversion of common stock warrants. At June 30, 2003, we had cash on hand of $21,162 and working capital of $(1,351,096) as compared to cash on hand of $2,602 and working capital of $(1,126,757) at year-end, June 30, 2002.

Net cash used in operating activities of $102,330 for the twelve months ended June 30, 2003, is attributable primarily to operating losses as adjusted for stock issued for services of $221,183, warrants issued for services of $90,000,and depreciation of $46,195.

Net cash provided by investing activities of $12,790 for the twelve months ended June 30, 2002 consists of collections on notes receivable from stockholders and proceeds from the sale of fixed assets.

Net cash provided by financing activities of $108,100 for the twelve months ended June 30, 2003 represents cash received from the issuance of common stock of $100,000.

Prior to June 2003, we occasionally entered into factoring agreements with a factoring company (the "Factor"). The Factor funds 85% of the face value of approved invoices and retains the remaining 15% as a deposit against its fees. When payments are remitted to the Factor, the deposit, less fees ranging from 1% to 15%, is refunded. Fees are determined based on the length of time the invoice is outstanding.

In June 2003, we entered into an agreement to sell two purchase orders to a private investor. The agreement allowed for the investor to buy these two purchase orders at 97% of face value. This investor was paid directly from the sales proceeds once they were received by Quintek. As part of the financing agreement, the investor will received a warrant to purchase 500,000 shares of our common stock at an exercise price of $0.046 per share, if and when additional shares of common stock are authorized for issuance by our shareholders. The warrant will have an expiration date of June 2, 2008. As of June 30, 2003, we received $123,083 in financing under this agreement.

In June 2003, we entered into a Purchase Order Financing Agreement with a business management company. As part of this agreement, the investor received an equity fee of a warrant to purchase 1,500,000 shares of our common stock at an exercise price of $0.043 per share, if and when additional shares of common stock are authorized for issuance by our shareholders. The warrant will have an expiration date of June 13, 2008. The financing is limited to $200,000 per month and $4,800,000 in total financing over the 2 year life of the agreement. The investor will receive an additional warrant, as a bonus, to purchase two additional shares of our common stock for each $1.00 of financing provided. These bonus warrants shall allow the investor to purchase common stock at the day average closing price of our stock immediately prior to closing of a financing. As of June 30, 2003, we received no financing under this agreement. Perfected Purchase Orders (delivered to and accepted by the customer) will be purchased by the investor at three percent (3%) discount to the investor, or ninety-seven percent (97%) of face value. Non-Perfected Purchase orders (not yet shipped to customer) will be purchased by the investor at ten percent (10%) discount to the investor, or ninety percent (90%) of face value. Quintek will pay a late fee as follows. For Perfected Purchase Orders not paid within 30 days Quintek will pay a late fee equal to three percent (3%) per month. For Non-Perfected Purchase Orders not paid within 60 days Quintek will pay a late fee equal to five percent (5%) per month. Late fees may be paid in cash or stock at the option of the investor.

We assumed certain payroll tax liabilities as the result of the merger with Pacific Diagnostic Technologies, Inc., on January 14, 1999. We have negotiated a payment plan with the Internal Revenue Service to pay the payroll taxes assumed in the merger. As of October 1, 2003, Quintek was behind in those payments to the Internal Revenue Service in the amount of $35,239 has been in contact with Internal Revenue Service regarding remedying this issue.

We believe that the receipt of net proceeds from the sale of the common stock and the exercise of common stock warrants plus cash generated internally from sales will be sufficient to satisfy our future operations, working capital and other cash requirements for the remainder of the fiscal year. However, if we are unable to raise sufficient capital, we may need to sell certain assets, enter into new strategic partnerships, reorganize the company, or merge with another company to effectively maintain operations. Our audit for the years ended June 30, 2003 and 2002 contains a going concern qualification.

ITEM 7            FINANCIAL STATEMENTS

See pages F-l, et seq., included herein.

ITEM 8 CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A  CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded

(based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 9   DIRECTORS,  EXECUTIVE  OFFICERS,  AND CONTROL PERSONS;  COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT

9.1      Board of Directors and Executive Officers

Our board of directors consists of two members. Directors are elected at the Annual Meeting of Shareholders and serve until their successors have been elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors.

The following is a summary description of our current directors, executive officers and significant employees:

Robert Steele, Age 37, Chief Executive Officer and Director

Robert Steele has been the Company's Chief Executive Officer, President, and Chairman of the Board of Directors since January 30, 2003. He was a consultant to the Company from December 4, 2002. From May 1999 through June 2001 he was the founder and Chief Executive Officer of iBrite, a wireless information software company whose software products enable customers to deploy complex content such as engineering technical manuals and sales literature and pricing to small mobile devices such as PDAs. Mr. Steele provided the initial product design and assembled and led the team that: created a wireless / mobile software company and raised two rounds of financing totaling $4.5 Million; developed business plans and financial models including detailed sales & marketing, forecasting, budgeting, competitive analysis and market positioning within the wireless industry; established contractual partnerships with AOL and Global Knowledge, a $400M training company; and created iBrite's Wireless iDNA Architecture. iBrite filed three patents based on Mr. Steele's designs and released eight software products. From September 1988 through April 1998 Mr. Steele served as Corporate Vice President & Chief Technology Officer for CADD Microsystems, Inc. (CMI), currently the leading provider of AutoDesk Computer Aided Design software, consulting, training and integration services in the Washington, DC Metropolitan Area. Mr. Steele sold and supervised significant consulting contracts with clients such as Lucent Technologies, Long Airdox Mining (Division of the Fortune 500 Marmon Group), ABB, GSA (General Services Administration), FAA (Federal Aviation Administration) and NRO (National Reconnaissance Office).Mr. Steele received a Bachelor of Science in Electronic and Computer Engineering from George Mason University in 1988.

Andrew Haag, Age 35, Chief Executive Officer and Director

Andrew Haag has been the Company's Chief Financial Officer and a Director since January 31, 2003. Prior to that, from December 2002, he was employed by the Camelot Group, Inc., an investment banking firm, to assist its corporate clients on capital structure, the structure of PIPE transactions and the preparation of offering documents. From May, 2001, Mr. Haag was employed by Aquasearch, Inc., a publicly held company, where he raised significant funds from private sources, advised its CEO on strategic business development issues, successfully negotiated several contracts to benefit the company. Mr. Haag assisted in drafting corporate business plan, terms of investment, press releases and other corporate documents. From November 1998 through April 2001 he was employed by Nutmeg Securities, Ltd., where he advised institutional and individual clientele on corporate offerings and equity trading, and performed corporate advisory work for both public and private companies. From June 1998 through October 1998 Mr. Haag was a Managing Director of Waldron & Co. Inc., an investment bank located in Irvine, CA.

From 1992 through 1998 he was employed by Auerbach, Pollak & Richardson, investment bankers, located in Stamford, CT and Beverly Hills, CA, rising to Managing Director, where he: assisted in the development of the firm, attracting and referring new hires and clients to all offices; developed a national and international client base for the firm that participated in a majority of the firm's corporate offerings; set up and managed road shows for firm's corporate clientele; attracted a wide variety of corporate clientele; assisted in the structuring and funding of offerings for corporate clientele; and increased visibility of the firm through networking of research and offerings. Mr. Haag attended the University of Maine and CUNY Hunter College.

Significant Employees

Kurt Kunz, Vice President, Engineering Mr. Kunz, co-founder of Quintek, is Quintek's Vice President of Engineering. Prior to Quintek, Mr. Kunz held the positions of Software Design Engineer, Mechanical Design Engineer, Systems Engineer and Engineering Manager at three high tech companies; QED Systems (1986-1987), Alpharel (1987-1990), and PMT (1990-1991). Mr. Kunz received his BS degree in Mechanical Engineering from the University of Utah in 1986.

9.2      Compensation of Directors

All of our directors are full time employees of Quintek. Because we have no independent directors, we pay no compensation to any directors for their service on the board over and above their employment compensation. There are no family relationships among the directors or executive officers.

9.3      Management Committees

 We have not established compensation or executive committees. Currently, our entire board of directors serves as our audit committee. Because of the small size of the Company and the risk attendant to a small public company, we are currently unable to attract an audit committee financial expert to our Board of Directors. On June 11, 2003, our board of directors adopted an Audit Committee Charter which is attached as an exhibit to this Report on Form 10KSB.

9.4      Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely on a review of Section 16(a) forms furnished to us, we believe that Robert Steele, a current director and Chief Executive Officer, and Andrew Haag, a current director and Chief Financial Officer, each failed to timely filed a Form 3 to report his appointment to our Board of Directors or as an officer of our Company. The forms were filed late by both Mr. Steele and Mr. Haag on September 19, 2003.

9.5      Code of Ethics

On June 10, 2003 our board of directors adopted a code of ethics, a copy of which is filed as an exhibit to this report on Form 10-KSB, that applies to our principal executive and financial officers. We intend to file amendments, changes or waivers to the code of ethics as required by SEC rules.

ITEM 10     EXECUTIVE COMPENSATION

None of our executive officers received a total annual salary and bonus of more than $100,000 for the year ended June 30, 2003. The following table summarizes the yearly compensation of our past and current President for the three years ended June 30, 2003.

          ----------------- Annual Compensation ------------------      ---------- Long Term Compensation ----------

                                                                                        Securities
                                                 Other Annual           Restricted       Underlying         All Other
Name              Year              Salary       Compensation (3)       Stock Awards     Options           Compensation
----              ----              ------       ---------------        ------------    -----------        ------------
Tom Sims          FY2003 (1)        $19,400          $1,570                 --            --                    --
President         FY2002            $19,500          $6,106             $ 68,000 (4)      --                    --
                  FY2001            $60,000            --                   --            --                    --

Robert Steele     FY2003 (2)        $30,000          $2,500                  --           --                    --
President

Notes:

1) Represents compensation received by Sims while serving as our President from 6/30/02 to 1/31/03

2) Represents compensation received by Steele while serving as our President from 2/1/03 to 6/30/03

3) These amounts represent the Company's payments to provide an automobile and health insurance for Mr. Sims and Mr. Steele.

4) This represents an issuance of 200,000 shares of restricted common stock valued at $0.06 per share and 800,000 shares of restricted common stock valued at $0.07 per share to or for the benefit of Tom Sims

No Stock Options Were Granted in Fiscal 2003

Quintek did not grant any stock options or stock appreciation rights or Long-Term Incentive Plan Awards to its officers or employees, in the fiscal year ended June 30, 2003.

Aggregated 2001 Option Exercises and Year-End Values

The following table summarizes the number and value of all unexercised stock options held by Mr. Sims and Mr. Steele at June 30, 2003. No stock appreciation or similar rights were exercised during or remained outstanding at the end of Fiscal 2003.

                                             Number of Securities Underlying             Value of Unexercised In-the-
                                             Unexercised Options/SARs at FY-End (#)      Money Options/SARs at FY-
                                    End ($)
Name              Shares            Value
                  Acquired on       Realized         Exercisable/Unexercisable           Exercisable/Unexercisable
                  Exercise
Tom Sims          0                 $0                        285,000*/0                 $0/$0**

Robert Steele     0                 $0                        0/0                        $0/$0**

* Includes options and shares granted to Catherine Sims who is the wife of Tom Sims. ** Based on a closing bid price on the OTC Bulletin Board on June 30, 2003.

Executive Employment Agreements: On January 31, 2003, the Company entered into an Employment Agreement with Robert Steele to become our President and Chief Executive Officer for a period of five years ending January 31, 2008, with a salary of $6,000 per month. Mr. Steele's salary remains unchanged until such time as the Company's quarterly gross revenue (as determined by its regular accountants) shall exceed or equal the sum of $300,000. Should this occur, his salary for the following quarter shall be increased to $9,000 per month. At such time as the Company's quarterly gross revenue shall exceed or equal the sum of $600,000, his salary for the following quarter shall be increased to $12,000 per month; and at such time as the Company's quarterly gross revenue shall exceed or equal the sum of $600,000, his salary for the following quarter shall be increased to $12,000 per month; and at such time as the Company's quarterly gross revenue shall exceed or equal the sum of $900,000, his salary for the following quarter shall be increased to $15,000 per month . However, if the quarterly gross revenue decreases below the benchmark levels described, Mr. Steele's salary shall be decreased to the corresponding monthly salary. Mr. Steele receives an automobile allowance of $500 per month and all other benefits provided to other full-time employees. Additionally, he is eligible for an annual bonus based upon the Recast Profits of Quintek over the prior twelve (12) month calendar/fiscal year period. If Quintek's Recast Profit Margin for the prior twelve (12) month calendar/fiscal year period is less than six (6%) percent then he will not receive any bonus; but if it equals or exceeds six (6%) percent, then he will be paid a bonus of three (3%) percent of Recast Profits within thirty (30) days of such year end. For each additional one (1%) percent of Recast Profits over and above six (6%) percent of Recast Profits for the prior twelve (12) month calendar/fiscal year period, he will receive an additional bonus of one (1%) percent of Recast Profits, such additional bonus to be prorated for each additional one (1%) percent in Recast Profit Margin over and above the sum of six (6%) percent of Recast Profit Margin for the prior twelve (12) month calendar/fiscal year period. For example, if at the end of calendar/fiscal year 2004, Quintek's Recast Profits for the prior year amount to $994,200 then Mr. Steele would be paid the sum of $99,552 within thirty (30) days. For the purposes of the agreement, "Executive's Compensation" is defined as Mr. Steel's salary, car allowance and interest paid on Steele's loans (if any) to Quintek, as calculated by Quintek's regular accountant(s). In the Employment Agreement, "Recast Profits" was defined as net profits before interest, taxes, depreciation and amortization (EBITDA), less Executive's Compensation, and "Recast Profit Margin" was defined as the quotient of Recast Profits divided by gross revenue. Mr. Steele received a grant of 1,000,000 shares of Series A Preferred Stock upon execution of the Employment Agreement, and Quintek agreed to sell stock (or grant to Mr. Steele rights to purchase additional shares of common stock) at $0.03 per share such that, including all options or shares previously issued to or purchased by Mr. Steele, he would own, in the aggregate, shares of common stock or rights to purchase shares of common stock representing ten percent (10%) of the current outstanding common stock of Quintek, on a fully-diluted basis after taking into account the issuance of such additional shares to Mr. Steele and assuming the issuance of all other shares subject to currently outstanding options or warrants. The Employment Agreement states that the agreement(s) specifically granting the shares to be purchased by Mr., Steele will have, at minimum, new termination and repurchase provisions, with the termination provisions to be consistent with new termination and repurchase provisions set forth in this Agreement. The agreement(s) also will contain provisions providing Mr., Steele with pre-emptive rights to purchase additional shares of common stock under certain circumstances. Options to Mr., Steele shall vest according to the following schedule: Right to purchase two and a half percent (2.5%) of outstanding common stock, upon the authorization of additional shares by the shareholders of Quintek; assuming that authorization of more shares is approved by the shareholders of the Company, options giving

Executive the right to purchase an additional two and a half percent (2.5%) of outstanding common stock at the time of grant, will be granted to executive upon the one (1) year anniversary of Steele's Employment Agreement for the following three (3) years. In the event of a sale of Quintek, termination of the Employment Agreement by the Company, or any other event that may impede Quintek's ability to fulfill its obligations under the Employment Agreement, all options will be immediately vest. The Employment Agreement shall not be terminated by any merger or consolidation where Quintek is not the consolidated or surviving corporation or by any transfer of all or substantially all of the assets of Quintek. In the event of any such merger or consolidation or transfer of assets, the surviving or resulting corporation or the transferee of the assets of Quintek shall be bound by and shall have the benefit of the provisions of the Employment Agreement, and Quintek shall take all steps necessary to ensure that such corporation or transferee is bound by the provisions of the Employment Agreement.

ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the ownership of our common stock, as of October 1, 2003 by our directors and by two shareholders who owned more than 5% of the outstanding shares. This information was given to us by the transfer agent and the numbers are based on definitions found in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934.

On October 1, 2003, 47,097,008 shares of our common stock were outstanding.

                                                              Shares Owned
Shareholder                                          Number                     Percent

Robert Steele, President, CEO and Chairman          400,000                     0.85%

Andrew Haag, CFO, Director                          0                           0.0%

Zubair Kazi (3)                                     4,428,572                   9.40%

Kurt Kunz, VP Engineering (1) (2)                   2,024,428                   4.30%

All directors as a group  (2 persons)               400,000                     0.85%

(1) These shares and options are beneficially owned equally by Kurt Kunz, his wife, Teresa, and their children.

(2) Includes warrants to purchase 350,000 shares of restricted common stock at $1.00 per share within 60 days after June 30, 2003

(3) Includes 1,428,572 shares owned by Kazi Management VI, Inc., an affiliate of Mr. Kazi.

ITEM 12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the past we made unsecured loans to our previous directors and officers, listed below. This is no longer a practice of the Company. These loans were all renegotiated as of June 30, 1999. The current loan terms each provide that they are due in 20 years, on June 30, 2019. They bear interest at 4% per annum. Each officer is obligated to pay $100 per month until the loan matures and to pay the remaining unpaid balance in one balloon payment on June 30, 2019. At June 30, 2002, and June 30, 2003, the following amounts of principal and interest on these loans were unpaid:

                              6/30/02          6/30/03

Tom Sims                     $ 200,085        $ 216,409
Kurt Kunz                       86,716           96,599
Kelly Kunz                      50,624           55,897
Teresa Kunz                     14,200           13,850
                             ---------        ---------
                             $ 351,625        $ 382,754

These loans were not made in arms-length negotiations between us and the borrowers. The borrowers could not have obtained unsecured loans on similar terms from unrelated third parties. Because of the unsecured nature and length of these loans, they have been discounted by $378,926 (99%) on our financial statements. See, Note 3 to our Financial Statements for the Years ended June 30, 2003 and 2002. To the extent that the interest rate, maturity and other terms of these loans are more favorable than could be obtained from third parties, the benefit received by the directors and officers can be considered additional compensation to them.

In January 2003, we entered into a Consulting Agreement with Zubair Kazi. In exchange for his business consulting services, Mr. Kazi was granted a warrant, expiring July 31, 2003, to purchase 4,500,000 shares of our common stock at an exercise price of $0.02 per share. Mr. Kazi currently owns approximately 9.4% of the Company's outstanding common stock.

In June 2003, we entered into an agreement to sell two purchase orders to Zubair Kazi, a private investor. Mr. Kazi currently owns 9.4% of the Company's outstanding common stock. The agreement allowed for the investor to buy these two purchase orders at 97% of face value. This investor was paid directly from the sales proceeds once they were received by Quintek. As part of the financing agreement, the investor will receive a warrant to purchase 500,000 shares of our common stock at an exercise price of $0.046 per share, if and when additional shares of common stock are authorized for issuance by our shareholders. The warrant will have an expiration date of June 2, 2008. As of June 30, 2003, we received $123,083 in financing under this agreement.

In June 2003, we entered into a Purchase Order Financing Agreement with a business management company owned by Zubair Kazi. As part of this agreement, Mr. Kazi's company (or "investor") received an equity fee of a warrant to purchase 1,500,000 shares of our common stock at an exercise price of $0.043 per share, if and when additional shares of common stock are authorized for issuance by our shareholders. The warrant will have an expiration date of June 13, 2008. The financing is limited to $200,000 per month and $4,800,000 in total financing over the 2 year life of the agreement. The company will receive an additional warrant, as a bonus, to purchase two additional shares of our common stock for each $1.00 of financing provided. These bonus warrants shall allow the investor to purchase common stock at the average closing price of our stock for the 90 days prior to the closing of the Purchase Order financing transaction they represent or a fifty percent (50%) discount to the closing price of Quintek's common stock at the day of the closing of the transaction they represent. As of June 30, 2003, we received no financing under this agreement. Perfected Purchase Orders (delivered to and accepted by the customer) will be purchased by the investor at three percent (3%) discount to the investor, or ninety-seven percent (97%) of face value. Non-Perfected Purchase orders (not yet shipped to customer) will be purchased by the investor at ten percent (10%) discount to the investor, or ninety percent (90%) of face value. Quintek will pay a late fee as follows. For Perfected Purchase Orders not paid within 30 days Quintek will pay a late fee equal to three percent (3%) per month. For Non-Perfected Purchase Orders not paid within 60 days Quintek will pay a late fee equal to five percent (5%) per month. Late fees may be paid in cash or stock at the option of the investor.

ITEM 13           EXHIBITS AND REPORTS ON FORM 8-K

13.1     Exhibits

2.1 # Agreement and Plan of Reorganization between Quintek Technologies, Inc., and Juniper Acquisition Corporation.

3.1 *         Articles of Incorporation.

3.2 *         Bylaws.

4.1 ** Form of Irrevocable Proxy Granted to Chief Executive Officer dated January 30 or 31, 2003

10.1* Cooperation Agreement between Quintek Electronics, Inc., Qtek Aperture AB, and Bofors AB, Missiles Production (November 21,
              1997).

10.2* 4300 License Agreement between Quintek Technologies, Inc. and Qtek Aperture Card AB (January 18, 2000).

10.3* Additional Agreement between Quintek Technologies, Inc. and Qtek Aperture Card AB (January 18, 2000)

10.4*** Consulting Agreement between Quintek Technologies, Inc. and Robert Steele dated December 16, 2002 (previously filed as Exhibit 10.1)

10.5*** Consulting Agreement between Quintek Technologies, Inc. and Zubair Kazi dated January 31, 2003 (previously filed as Exhibit 10.2).

10.6*** Warrant Agreement between Quintek Technologies, Inc. and Zubair Kazi dated January 31, 2003 (previously filed as Exhibit 10.3).

10.7**** Purchase Order Financing Agreement dated June 2, 2003 between Kazi Management VI, LLC and Quintek Technologies, Inc. (previously filed as Exhibit 10.1).

10.8*****     Consulting Agreement between Quintek  Technologies,  Inc. and Gary
              Litt dated February 3, 2003 (previously filed as Exhibit 10.4).

10.9 Employment Agreement between Quintek Technologies, Inc. and Robert Steele dated January 31, 2003

10.10 Employment Agreement between Quintek Technologies, Inc. and Andrew Haag dated January 31, 2003

20.1          Code of Ethical Conduct adopted June 10, 2003

20.2          Audit Committee Charter adopted June 11, 2003

31.1 Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Quintek Technologies, Inc.

31.2 Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Quintek Technologies, Inc.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Quintek Technologies, Inc.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Quintek Technologies, Inc.

# Incorporated by reference to Exhibit 2.1 to the Form 8-K dated February 24, 2000.
* Incorporated by reference to Form 10-KSB for the fiscal year ended June 30, 2000.
**       Incorporated  by  reference  to Form 10-QSB for quarter  ended  Dec.31,
         2002.
*** Incorporated by reference to Registration Statement on Form S-8 filed March 11, 2003.
****     Incorporated by reference to Form 8-K filed July 14, 2003.
***** Incorporated by reference to Registration Statement on Form S-8 filed August 18, 2003.

13.2     Reports on Form 8-K

On June 2, 2003 we filed a report on Form 8-K that described: (a) the settlement on or about May 23, 2003 of a lawsuit against us by a former landlord; (b) a letter to shareholders from our Chief Executive Officer dated May 28, 2003; and
(c) a press release dated March 28, 2003 indicating that our annual shareholder meeting will be delayed because additional time will be needed to deal with the number of items to be voted upon in the proxy materials to be sent to shareholders.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2003 and 2002 and reviews of the consolidated financial statements included in the Company's Forms 10-QSB were $75,733 for 2002 and $20,375 for 2003. An additional $21,084 was billed to the Company as cumulative "late fees", by the auditor of the Company's annual consolidated financial statements for fiscal 2002.

Audit-Related Fees

For fiscal 2003 and 2002, the Company's auditors did not bill any fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

Tax Fees

No fees were billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2003 and 2002, respectively.

All Other Fees

No fees were billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2003 and 2002.

Audit Committee

The audit committee meets prior to filing of any Form 10-QSB or 10-KSB to approve those filings. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work. Approximately 100% of all fees paid to our independent auditors for fiscal 2003 are pre-approved by the audit committee.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:  October 14, 2003             QUINTEK TECHNOLOGIES, INC.


                                    By:  /s/ Robert Steele
                                         --------------------------------------
                                         Robert Steele, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Date:  October 14, 2003                 /s/ Robert Steele
                                        ---------------------------------------
                                        Robert Steele, Chief Executive Officer
                                        and Director


Date:  October 14, 2003                 /s/ Andrew Haag
                                        ---------------------------------------
                                        Andrew Haag, Chief Financial Officer
                                        and Director

                           QUINTEK TECHNOLOGIES, INC.
                           --------------------------

                              CAMARILLO, CALIFORNIA


                                TABLE OF CONTENTS

                                                                           Page

Independent Auditor's Report                                              F-1-2

Balance Sheets                                                              F-3

Statements of Operations                                                    F-4

Statements of Stockholders' (Deficit)                                       F-5

Statements of Cash Flows                                                  F-6-7

Notes to Financial Statements                                            F-8-19

To the Board of Directors and Stockholders
Quintek Technologies, Inc.
Camarillo, California

                          Independent Auditor's Report
                          ----------------------------


We have audited the accompanying balance sheet of Quintek Technologies, Inc., as of June 30, 2003, and the related statements of operations, stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of Quintek Technologies, Inc., as of June 30, 2003, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern; however, the Company has experienced losses from operations and substantial doubt exists as to its ability to continue as a going concern. Continuation is dependent upon the success of future operations. Management's plans in regard to those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HEARD, McELROY & VESTAL, LLP
Shreveport, LA
September 18, 2003

To the Board of Directors and Stockholders
Quintek Technologies, Inc.
Camarillo, California

                          Independent Auditor's Report
                          ----------------------------


We have audited the accompanying balance sheet of Quintek Technologies, Inc., as of June 30, 2002, and the related statements of operations, stockholders' (deficit), and cash flows for the year then ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Quintek Technologies, Inc., as of June 30, 2002, and the results of its operations and cash flows for the year then ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern; however, the Company has experienced losses from operations and substantial doubt exists as to its ability to continue as a going concern. Continuation is dependent upon the success of future operations. Management's plans in regard to those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SPRAYBERRY, BARNES, MARIETTA & LUTTRELL
Oxnard, California
October 11, 2002

                           QUINTEK TECHNOLOGIES, INC.

                                BALANCE SHEETS AT

                             JUNE 30, 2003 AND 2002




                      A S S E T S                        2003         2002
                      -----------                      --------     --------

Current assets:
   Cash                                                   21,162       2,602
   Accounts receivable (net of allowance for bad
     debts of $26,498 and $20,498)                        73,118      27,212
   Inventory                                               4,371      57,426
   Other                                                   8,617       2,038
                                                        --------    --------
       Total current assets                              107,268      89,278

Property and equipment, at cost:

   Equipment                                             102,881     102,881
   Computer and office equipment                          93,297      88,492
   Furniture and fixtures                                 33,518      32,526
                                                        --------    --------
                                                         229,696     223,899
   Less-accumulated depreciation                        (206,687)   (192,210)
-----------------------------------------------------   --------    --------
       Net fixed assets                                   23,009      31,689

Other assets:
   Deposits                                                2,395       4,994
   Intangible assets (net of accumulated amortization
     of $87,100 and $53,082)                              48,973      82,985
   Investments                                            28,762      28,762
   Employee receivables, net                               3,599       2,400
                                                        --------    --------
       Total other assets                                 83,729     119,141
                                                        --------    --------



Total assets                                             214,006     240,108
                                                        ========    ========

    The accompanying notes are an integral part of the financial statements.

   LIABILITIES AND STOCKHOLDERS' (DEFICIT)             2003             2002
   ---------------------------------------           -----------    -----------

Current liabilities:
   Accounts payable                                      200,315        207,335
   Factoring payable                                     146,890         20,000
   Payroll and payroll taxes payable                     136,115        307,522
   Payroll taxes assumed in merger                       123,272        123,272
   Accrued expenses                                      116,609        134,521
   Current portion of long-term debt                      12,330           --
   Notes payable-stockholders                             32,300         36,400
   Other liabilities                                      29,135         28,594
   Convertible bonds                                     151,695        330,505
   Unearned revenue                                       41,034         27,886
   Liabilities in process of conversion to stock         468,669           --
                                                     -----------    -----------
       Total current liabilities                       1,458,364      1,216,035

Long-term debt, net of current portion                    24,659           --


Stockholders' (deficit):
   Common stock-$0.01 par value, 50,000,000 shares
     authorized, 46,762,008 and 40,162,008 issued
     and outstanding                                     467,620        401,620
   Additional paid-in capital                         20,326,780     19,997,017
   Retained (deficit)                                (22,062,534)   (21,361,481)
                                                     -----------    -----------

                                                      (1,268,134)      (962,844)
   Less-subscriptions receivable                            (883)       (13,083)
--------------------------------------------------   -----------    -----------
       Total stockholders' (deficit)                  (1,269,017)      (975,927)
                                                     -----------    -----------

Total liabilities and stockholders' (deficit)            214,006        240,108
                                                     ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                           QUINTEK TECHNOLOGIES, INC.

                  STATEMENTS OF OPERATIONS FOR THE YEARS ENDED

                             JUNE 30, 2003 AND 2002


                                              2003           2002
                                           ----------    ----------

Sales                                         388,888       446,005

Cost of sales                                 261,050       198,696
                                           ----------    ----------

Gross margin                                  127,838       247,309

Operating expenses:
   Selling, general and administrative        601,090       654,621
   Stock-based compensation for services      221,183       453,413
                                           ----------    ----------
       Total operating expenses               822,273     1,108,034
                                           ----------    ----------

Loss from operations                         (694,435)     (860,725)

Other income (expenses):
   Other income                                17,500        25,424
   Gain (loss) on investments                  19,792      (166,112)
   Interest expense                           (43,910)      (49,525)
                                           ----------    ----------
       Total other income (expenses)           (6,618)     (190,213)
                                           ----------    ----------

Net (loss) before income taxes               (701,053)   (1,050,938)


Provision for income taxes                       --             800
                                           ----------    ----------

Net (loss)                                   (701,053)   (1,051,738)
                                           ==========    ==========


Net loss per share:
   Basic and diluted                       ($    0.02)   ($    0.03)

    The accompanying notes are an integral part of the financial statements.

                           QUINTEK TECHNOLOGIES, INC.

            STATEMENTS OF STOCKHOLDERS' (DEFICIT) FOR THE YEARS ENDED

                             JUNE 30, 2003 AND 2002

                                                         Additional                      Total
                                  Common Stock            Paid-In       Retained      Stockholders'
                               Shares       Amount        Capital        Deficit        Deficit
                            -----------   -----------   -----------    -----------    -----------

Balance, June 30, 2001       22,237,793       222,378    19,355,796    (20,309,743)      (731,569)

Stock issuances              17,924,215       179,242       741,377           --          920,619

Allowance on subscription
   receivable                      --            --        (100,156)          --         (100,156)

Net (loss)                         --            --            --       (1,051,738)    (1,051,738)
                            -----------   -----------   -----------    -----------    -----------

Balance, June 30, 2002       40,162,008       401,620    19,997,017    (21,361,481)      (962,844)

Stock issuances               6,600,000        66,000       266,383           --          332,383

Warrant issuances                  --            --          20,691           --           20,691

Allowance on subscription
   receivable                      --            --          42,689           --           42,689

Net (loss)                         --            --            --         (701,053)      (701,053)
                            -----------   -----------   -----------    -----------    -----------

Balance, June 30, 2003       46,762,008       467,620    20,326,780    (22,062,534)    (1,268,134)
                            ===========   ===========   ===========    ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                           QUINTEK TECHNOLOGIES, INC.

                  STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

                             JUNE 30, 2003 AND 2002



                                                          2003          2002
                                                       ----------    ----------

Cash flows from operating activities:
   Net (loss)                                            (701,053)   (1,051,738)
   Adjustments to reconcile net (loss) to net cash
     (used) by operating activities:
       Depreciation and amortization                       46,195        46,000
       Common stock issued for services                   221,183       453,413
       Subscription receivable forgiven for services       42,689          --
(Gain) loss on investment                                 (19,792)      166,112
   (Increase) decrease:
     Accounts receivable                                  (45,906)        6,119
     Inventory                                             53,055       (17,339)
     Other current assets                                  (4,279)       11,913
     Deposits                                               2,599         2,300
   Increase (decrease):
     Accounts payable                                      68,848      (114,135)
     Factoring payable                                    126,890        20,000
     Payroll and payroll taxes payable                     80,806       199,485
     Payroll taxes assumed in merger                         --         (33,520)
     Accrued contingency payable                             --        (100,000)
     Accrued expenses                                      12,746        34,884
     Other current liabilities                                541       (14,495)
     Unearned revenue                                      13,148       (19,708)
                                                       ----------    ----------
           Total adjustments                              598,723       641,029
                                                       ----------    ----------
           Net cash (used) by operating activities       (102,330)     (410,709)

Cash flows from investing activities:
   Purchase of property and equipment                      (5,803)         --
   Proceeds from sale of investment                        19,792          --
   Net (increase) in employee receivables                  (1,199)         --
                                                       ----------    ----------
           Net cash provided by investing activities       12,790          --

Cash flows from financing activities:
   Proceeds from issuance of common stock                 100,000       281,004
   Proceeds from the issuance of convertible bonds           --         129,200
   Payments on convertible bonds                             --         (45,900)
   Borrowing from investee                                   --          36,400
   Payments on borrowing from investee                     (4,100)         --
   Payments received on subscriptions                      12,200         9,534
                                                       ----------    ----------
           Net cash provided by financing activities      108,100       410,238
                                                       ----------    ----------

    The accompanying notes are an integral part of the financial statements.


                           QUINTEK TECHNOLOGIES, INC.

                  STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED

                             JUNE 30, 2003 AND 2002



                                                2003                  2002
                                              -------               -------

Net increase (decrease) in cash                18,560                  (471)

Cash-beginning of year                          2,602                 3,073
                                              -------               -------

Cash-end of year                               21,162                 2,602
                                              =======               =======

Interest paid                                  14,256                21,328
                                              =======               =======

Income taxes paid                                --                    --
                                              =======               =======

    The accompanying notes are an integral part of the financial statements.


Noncash transactions:

During the year ended June 30, 2002, the Company determined that $100,156 of subscriptions receivable was uncollectible and has written off the amount through additional paid-in capital.

During the year ended June 30, 2002, the Company exchanged 2,000,000 shares of its common stock for 2,000,000 shares of the common stock of PanaMed Corp. The transaction was valued at $186,202. This investment was accounted for by the equity method.

During the year ended June 30, 2003, the Company had the following noncash transactions:

       Increase (decrease)
         Account payable                                          (75,868)
         Payroll and payroll taxes payable                       (252,213)
         Accrued expenses                                         (30,658)
         Convertible bonds                                       (178,810)
         Liabilities in process of conversion to stock            468,669
         Notes payable                                             36,989
         Common stock                                               2,240
         Additional paid-in capital                                29,651

                           QUINTEK TECHNOLOGIES, INC.
                           --------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                             JUNE 30, 2003 AND 2002
                             ----------------------

1.     Summary of Significant Accounting Policies
       This summary of significant accounting policies of Quintek Technologies, Inc. ("the Company") is presented to assist in understanding the Company's financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

             The plan was structured to compensate all related parties with common stock and units. Each unit consisted of one share of common stock, one Class A warrant, one Class B warrant, one Class C warrant and one Class D warrant. PDX shareholders received unrestricted units at a ratio of one QTI unit for 25 shares of PDX stock, resulting in a distribution of 310,535 units. PDX creditors received unrestricted QTI units at a ratio of one QTI unit for $3 of previous PDX debt, resulting in a net distribution of 885,549 units. Chapter 11 administrators and consultants received approximately 610,000 unrestricted QTI units, attorneys received 220,000 unrestricted units and market-makers received 200,000 unrestricted units. QEI shareholders received 11,096,167 shares of restricted common stock.

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

1.     Summary of Significant Accounting Policies   (Continued)

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

       c)    Use of Estimates
             The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       d)    Major Customers
             For the year ended June 30, 2003, the Company had four customers that accounted for more than 55% of revenue. For the year ended June 30, 2003, revenues from the Company's major customers amounted to approximately $214,000. Accounts receivable from these major customers were approximately $69,000 at June 30, 2003. For the year ended June 30, 2002, the Company had one customer that accounted for more than 10% of revenue. For the year ended June 30, 2002, revenues from the Company's major customer amount to approximately $166,000. Accounts receivable from this major customer was approximately $200 at June 30, 2002.

       e)    Major Suppliers
             There are currently only two known suppliers of aperture cards that use dry silver film. A continued supply of aperture card media is crucial to the success of the Company because without cards, customers have no use for the Company's equipment, services and software.

       f)    Concentration of Credit Risk -- Cash
             The Company maintains its cash balances in various financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. At various times throughout the years ended June 30, 2003 and 2002, the Company has maintained balances in excess of federally insured limits.

       g)    Accounts Receivable
             The allowance for bad debts is established through a provision for bad debts charged to expense. Receivables are charged off against the allowance when management believes that the collectibility of the account is unlikely. Recoveries of amounts previously charged off are credited to the allowance.

       h)    Inventory
             Inventory consists of parts and supplies, and is stated at the lower of cost or market. Cost is determined on a FIFO (first-in, first-out) basis.

1.     Summary of Significant Accounting Policies   (Continued)

             Inventories are summarized as follows at June 30:

                                                         2003             2002
                                                         ----             ----

                  Parts and supplies                  302,015          355,070
                  Reserve for obsolescence           (297,644)        (297,644)
                                                -------------    -------------
                                                        4,371           57,426
                                                =============    =============

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

       k)    Payroll Taxes-Assumed in Merger
             The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance at June 30, 2003 and 2002 was $123,272.

       l)    Equity Method of Accounting for Investments
             Investments in companies in which the Company has a 20% to 50% interest or has significant influence over the operating and financial policies of the investee are carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses.

       m)    Research and Development
             Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged to operations for the years ended June 30, 2003 and 2002 were $58,000 and $63,600, respectively.

       n)    Advertising
             The Company expenses advertising costs as they are incurred. Advertising expense was $236 and $-0- for the years ended June 30, 2003 and 2002, respectively.

       o)    Income Taxes
             The Company accounts for income taxes using the liability approach to financial accounting and reporting. Current income taxes are based on the year's income taxable for federal and state reporting purposes.

             The Company has a deferred tax asset due to net operating loss carryforwards and temporary taxable differences due to stock-based compensation for income tax purposes. The deferred tax asset is $2,718,450 and $2,480,092 as of June 30, 2003 and 2002,
             respectively. However, due to the ongoing nature of the losses and the potential inability of the Company to ever realize the benefit, a valuation allowance has been established for 100% of the deferred tax asset. Net operating loss carryforwards expire at various times through the year 2022.

1.     Summary of Significant Accounting Policies   (Continued)

             The effects of temporary differences that give rise to significant portions of the deferred tax benefit are presented below:

                                                   2003              2002
                                               -----------        ----------

                Net operating loss                 163,156           133,328
                Stock-based compensation            75,202            35,982
                                               -----------        ----------
                                                   238,358           169,310
                Less-valuation allowance          (238,358)         (169,310)
                                               -----------        ----------

                Total                                 -                 -
                                               ===========        ==========

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

             The Company's board of directors authorized a stock award and long-term incentive plan which includes stock appreciation rights and certain stock incentive awards. Nothing has been issued under the plan and the plan has not been approved by the shareholders as of June 30, 2003.

       q)    Net Loss Per Share
             Basic net loss per share is based on the weighted average number of common shares outstanding of 39,170,392 and 33,950,872 at June 30, 2003 and 2002, respectively. The basic and diluted earnings per share calculations are the same.

             Securities that were not included in the earnings per share calculation because they were antidilutive consist of the convertible bonds, stock options, and warrants. If these items were included, they would increase weighted average shares outstanding by 419,726 at June 30, 2002.

       r)    Recent Accounting Pronouncements
             In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combination" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations completed after June 30, 2001. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of each statement were adopted on July 1, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

1.     Summary of Significant Accounting Policies   (Continued)

             In June 2001, Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") was issued. SFAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs that result from the acquisition, construction, or development and normal operation of a long-lived asset. Upon initial recognition of a liability for an asset retirement obligation, SFAS 143 requires an increase in the carrying amount of the related long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over the assets useful life. SFAS 143 was effective for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

             In August 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Board No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for the long-lived assets to be disposed of. SFAS 144 was required for adoption for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

             In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Board No. 145, Rescission of FASB Statement 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections (FASB 145). SFAS 145 was required for adoption for fiscal years beginning May 15, 2002, with early adoption of the provisions related to the rescission of Statement 4 encouraged. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

             In July 2002,  the  Financial  Accounting  Standards  Board  (SFAS)
             issued Statement of Financial Accounting Standards Board No. 146, "Accounting for Restructuring Costs" ("SFAS 146"). SFAS 146 applies to costs associated with and exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts, and relocating plant facilities or personnel. Under SFAS 146, a company will record a liability for a cost associated with an exit disposal activity when that liability is incurred and can be measured at fair value. SFAS 146 was effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS 146, a company may not restate its previously issued financial statements and the new Statement grandfathers the accounting for liabilities that a company had previously recorded under EITF issue 94-3. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

       s)    Reclassifications
             Certain accounts in the prior year financial statements have been reclassified to conform with the current year presentation.

2.     Going Concern

       The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern; however, the Company has sustained substantial operating losses and has been advised of an inquiry by the SEC as described in Note 7(d). In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

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

3.     Employee Receivables                                                      2003              2002
                                                                             -----------        ----------
             Notes receivable from officers, unsecured,
             due on June 30, 2019, plus interest at 4%                           382,754           351,625

             Interest receivable in connection with
             above notes receivable                                                4,425            23,755
                                                                             -----------        ----------
                                                                                 387,179           375,380
             Valuation allowance                                                (383,580)         (372,980)
                                                                             -----------        ----------
                                                                                   3,599             2,400
                                                                             ===========        ==========

4.     Investments
       The investments held by the Company consist of a 49% ownership interest in Qtek Aperture Card AB, a Swedish corporation and a 8.54% ownership in PanaMed Corp. The investment in Qtek is accounted for using the equity method of accounting due to the significant influence that the Company has over its investee. The PanaMed investment was accounted for using the equity method for the year ending June 30, 2002; however, the Company no longer has significant influence over this entity. The PanaMed investment is accounted for at cost, which is zero. The market value of the PanaMed shares the Company holds is approximately $215,000.

       Pertinent financial information for Qtek Aperture Card AB as of June 30, 2003 and 2002, is as follows:

                                          2003*               2002
                                         -------             -------
             Balance sheet:
Assets                                      --               123,047
                                         =======             =======

Liabilities                                 --                76,049
Equity                                      --                46,998
                                         -------             -------
                                            --               123,047
                                         =======             =======
Income statement:
Revenue                                     --               165,000
Expenses                                    --               124,000
                                         -------             -------
Net loss                                                      41,000
                                         X  --               X    49%
                                         -------             -------

Company's share of net income               --                20,090
                                         =======             =======

       *2003 data is unavailable.

4.     Investments   (Continued)

       Pertinent financial information for PanaMed Corp. as of June 30, 2002, is as follows:

             Balance sheet:
             Assets                                                              110,416
                                                                            ============

             Liabilities                                                         362,398
             Equity                                                             (251,982)
                                                                            ------------

                                                                                 110,416

             Income statement:
             Revenue                                                                -
             Expenses                                                         (4,100,109)
                                                                            ------------

             Net loss                                                          4,100,109
                                                                            x       8.54%

             Company's share of net income                                       350,347
                                                                            ============

             Company's share of net loss limited to
                its investment                                                   186,202
                                                                            ============


5.     Note Payable
                                                              2003               2002
                                                         -------------      ------------

             Note payable to PanaMed, Inc. at 9%,
             due on demand, unsecured.                          32,300            36,400
                                                         =============      ============



6.     Convertible Bonds
       Convertible bonds consists of the following:
             Bonds  payable with  interest at 9%, due on various
             dates in 2002, convertible  to shares of common stock
             in  increments  of $1,000 or more at rates ranging
             from $0.06 - $1.00 per share.                                       110,554           249,364

             Bonds payable with interest at 12%, due July 2002,
             convertible  to shares of common stock in increments
             of $500 or more at rates ranging
             from $0.05 - $0.75 per share.                                        41,141            81,141
                                                                           -------------      ------------
                                                                                 151,695           330,505
                                                                           =============      ============

       The majority of outstanding convertible bonds expired before June 30, 2002. The bondholders do not wish to renew the bonds and have asked for payment. However, the Company does not have the cash to repay these bonds.

       Bondholders have been asked to exchange their bonds for Series B preferred stock. As of June 30, 2003, holders of $198,000 of the bonds including accrued interest had acted on this. The $198,000 is included in the liability section of the financials under "Liabilities in Process of Conversion to Stock," since the preferred stock has not been issued.

7.     Commitments and Contingencies

       a)    Operating Leases
             The Company leases its California office facility under a noncancelable operating lease that requires total monthly rental payments of $2,846. The lease expired on March 31, 2002 and the Company has exercised the option to extend the lease an additional 24 months. The lease contains a rental payment escalation clause.

             The Company leases its Idaho office facility under a month-to-month rental agreement at $1,384 per month.

             For the years ended June 30, 2003 and 2002, rent expense for these operating leases totaled $45,279 and $49,848, respectively.

             Minimum future rental payments under the noncancelable operating lease is as follows:

                             Year ended June 30,

                                          2004                    25,614
                                                           =============

       b)    Purchase Obligation
             The Company has established a licensing agreement with Qtek Aperture Card AB. Under the agreement, the Company is required to purchase at least 25 of the Q4305 units at approximately $18,000 each before June 30, 2004. As of June 30, 2003, the Company had purchased 15 units under the agreement.

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

       e)    Lawsuit
             On September 19, 2002, First Horizon Loan Corp. filed suit for damages for breach of a lease agreement for the Company's former sales offices in Fairfax, Virginia. The suit alleges that the Company breached the lease when the Fairfax office was closed in July 2000 and lease payments were stopped. In May 2003, the Company and First Horizon reached a settlement in which the total sum of $20,000 is to be paid to First Horizon over a nine-month period of time.

8.     Stockholders' Deficit

       a.    Common Stock and Warrants
             The Company has authorized 50 million shares of $0.01 par value common stock. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares. At June 30, 2003, there were 46,762,008 shares of common stock issued and outstanding. During the year ended June 30, 2003, the Company established the Class L warrants and initiated the process of establishing the Series A Preferred stock which underlies these warrants.

             During the third quarter of the fiscal year ended June 30, 2003, the Company established the Class L warrants with the following general terms; 1) exercise price of 25 cents per share, 2) expiration date of January 14, 2005, and 3) Series A Preferred stock designated as underlying stock. During this same period, the Company initiated an exchange program with the existing Class J Warrant holders in which the Company offered to exchange one Class L Warrant for two Class J warrants, with the exchange number rounded up to the next whole number in cases where an odd number of Class J warrants were submitted for exchange. For each class, the number of warrants outstanding, the strike price and the expiration dates are as follows:

                  Class J- 6,458,384 warrants on restricted stock with a strike price of $1.00 per share, expiring on January 14, 2004.

                  Class L- warrants were established in March 2003, with an exercise price of $.25 per share, an expiration date of January 14, 2005 and Series A Preferred as underlying stock. As of June 30, 2003, holders of Class J warrants totaling 6,126,861 shares of common stock have agreed to exchange their warrants for 3,063,431 Class L warrants (a two for one exchange ratio).

             Warrants E, F, G, and I expired on March 31, 2002. Warrants B, C, and D expired on July 31, 2002. Warrants H expired October 1, 2002.

       b.    Common Stock Reserved
             At June 30, 2003, common stock was reserved for the following reasons:

       Conversion of bonds                               1,695,728 shares

       Exercise of Class J warrants classified as
         stock options                                   3,063,431 shares

       Exercise of Class J warrants                        331,523 shares


       c.    Stock Option Agreements
             The Company has granted fixed employee stock-based compensation options. The fixed option agreements typically have a maximum term of 5 years and are fully vested at the date of grant. The fair value of each option granted is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value.

                                                                   Fixed
                                                                  Options

                  Dividend yield                                  0.00%
                  Risk-free interest rate                         3.40%
                  Expected life                                   5 years
                  Expected volatility                              180%

             Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and loss per share would not have been reduced because no options were issued during the years ended June 30, 2003 and 2002.

             The Company applies APB Opinion 25 in accounting for its fixed stock compensation. Compensation cost charged to operations for the year ended June 30, 2003 and 2002 was $.

             Following is a summary of the status of the stock option agreements during the year ended June 30, 2003:

                                            Number of        Weighted Average
                                            Shares             Exercise Price

Outstanding at July 1, 2002                  2,015,000          $   1.01

Granted                                           --                 --
Exercised                                         --                 --
Forfeited                                         --                 --
                                             ---------          ----------

Outstanding at June 30, 2003                 2,015,000              1.01
                                             ---------          ----------

Options exercisable at June 30, 2003         2,015,000              1.01
                                             =========          ==========

             Following is a summary of the status of the stock option agreements outstanding at June 30, 2003:

                                                      Weighted Average        Weighted
                                                         Remaining               Average
             Exercise Price Range        Number       Contractual Life      Exercise Price
             --------------------      ---------      ----------------      --------------
             $1.00 - $4.00             2,015,000          19 months              $1.01

             Pending stock transactions needing shareholder approval:

             Series A Preferred Stock

             During the third quarter of the fiscal year ended June 30, 2003, the board of directors allocated 7,000,000 shares out of an authorized 10,000,000 shares of Preferred stock to be used to establish Series A Preferred stock with general terms as defined below: Par value - $0.00; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.005 per share; Conversion Rights - convertible to common stock at a 1:1 ratio if and when a majority of the Company's shareholders vote to approve an increase in authorized common shares from 50,000,000 to 200,000,000; Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends; Voting Rights - one vote per share on all matters requiring shareholder vote.

             Prior to issuing the Series A Preferred stock, the Company will need to modify its articles of incorporation and obtain approval on such changes from a majority of the shareholders. A shareholder meeting is scheduled for later this year to vote on this and other corporate matters.

             Series B Preferred Stock

             During the third quarter of fiscal year ended June 30, 2003, the board of directors allocated 1,613,680 shares out of a remaining authorized 3,000,000 shares of Preferred stock to be used to establish Series B Preferred stock with the following terms: Par Value - $0.00; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when and as declared by our Board of Directors; Conversion Rights - convertible to common stock at a 1:5 ratio (i.e. 1 share of Preferred Series B stock is convertible to 5 shares of common stock) if and when a majority of the Company's shareholders vote to approve an increase in authorized common shares from 50,000,000 to 200,000,000; Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends; Voting Rights - one vote per share on all matters requiring shareholder vote.

             Prior to issuing the Series B Preferred stock, the Company will need to modify its articles of incorporation and obtain approval on such changes from a majority of the shareholders. A shareholder meeting is scheduled for later this year to vote on this and other corporate matters.

             Liabilities in process of conversion to stock:
             The Company has entered into agreements with various vendors and employees to convert their liabilities into the above, two preferred series of stock pending approval of same. The conversion rate varies.

9.     Related Party Transactions
       During the year ended June 30, 2003, the Company sold aperture cards to Qtek Aperture Card AB, a related party, for $13,397.

       During the year ended June 30, 2002, the Company sold aperture cards to Qtek Aperture Card AB, a related party, for $1,884.

       Included in factoring payable at June 30, 2003 is $20,000 due to a stockholder.

10.    Factoring Payable
       The Company has entered into an agreement with a factoring company ("the Factor") to factor purchase orders with recourse. The Factor funds 97% or 90% based upon the status of the purchase order. The Factor has agreed to purchase up to $4,800,000 of qualified purchase orders over the term of the agreement; however, the Factor does not have to purchase more than $200,000 in any given month. The agreement term is from June 2, 2003 to June 2, 2005. The Company will pay a late fee of 3% for payments not made within 30 days and 5% for those not made in 60 days. At the option of the Factor, the late fees may be paid with Company stock. If paid by Company stock, the stock bid price will be discounted 50% in computing the shares to be issued in payment of the late fee.

       The Company has agreed to issue the Factor 1,500,000 warrants to purchase the Company's stock as a fee for the factoring agreement. The stock issued under the warrants can be purchased at the average closing price of the Company's stock for the 90 days prior to the factoring agreement. The Company has also issued the Factor bonus warrants. The Factor will receive two (2) bonus warrants for each dollar of purchase orders purchased. The bonus warrants will be exercisable at the average closing price of the Company's common stock for the 90 days prior to the purchase order transactions they represent or a 50% discount to the closing price of the Company's stock at the time exercised at the option of the Factor. Both warrants are for a five year period.

       At June 30, 2003 and 2002, the Company had a factoring payable balance of $146,890 and $20,000, respectively.

11.    Subsequent Events
       In August 2003, the Company issued 200,000 shares of common stock as payment for services. The value of this transaction was determined to be $8,000.

12.    Fair Values of Financial Instruments
       The following methods and assumptions were used to estimate the fair value of financial instruments:

       Cash and Cash Equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

       Accounts Receivable and Accounts Payable. The carrying amount of accounts receivable and accounts payable in the balance sheet approximates fair value.

       Short-Term and Long-Term Debt (including factoring payable). The carrying amount of the revolving credit facility approximates fair value.

       The carrying amounts of the Company's financial instruments at June 30, 2003, approximate fair value.
                                      F-20