Form 10QSB
period 2003-09-30
QUINTEK TECHNOLOGIES INC
filed 2003-11-19
CIK 1107714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).    Yes [ ]   No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

 Check whether the registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.

                                 Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
On November 19, 2003 a total of 48,884,994 shares of the registrant's common stock were issued and outstanding. Transitional Small Business Disclosure
Format:
                                 Yes [ ]   No [X]

                                TABLE OF CONTENTS

PART I           FINANCIAL INFORMATION
Item 1.          Financial Statements
                    Balance Sheets
                    Statement of Operations
                    Statements of Cashflows
                    Notes to Financial Statements
Item 2.          Management's Discussion and Analysis
Item 3.          Disclosure Controls and Procedures

PART II          OTHER INFORMATION
Item 1.          Legal Proceedings
Item 2.          Changes in Securities
Item 3.          Defaults Upon Senior Securities
Item 4.          Submission of Matters to a Vote of Security Holders
Item 5.          Other Information
Item 6.          Exhibits and Reports on Form 8-K
Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

                                      Index

PART I       FINANCIAL INFORMATION                                         4
Item 1       Financial Statements                                          4
Item 2       Management's Discussion and Analysis                         16
Item 3       Disclosure Controls and Procedures                           16

PART II      OTHER INFORMATION                                            17
Item 1       Legal Proceedings                                            17
Item 2       Changes in Securities                                        17
Item 3       Defaults Upon Senior Securities                              17
Item 4       Submission of Matters to a Vote of Security Holders          17
Item 5       Other Information                                            17
Item 6       Exhibits and Reports on Form 8-K                             18
Signatures
Exhibits                                                                  19

                        PART I --- FINANCIAL INFORMATION



Item 1. Financial Statements


                           QUINTEK TECHNOLOGIES, INC.

                      BALANCE SHEETS AT SEPTEMBER 30, 2003

                                AND JUNE 30, 2003

                                                                  June 30,
                                                                   2003         September 30,
                      A S S E T S                                Unaudited          2003
                      -----------                                ---------      -------------
Current assets:
   Cash                                                             4,556           21,162
   Accounts receivable (net of allowance for doubtful
     accounts of $24,422 and $26,498)                               5,989           73,118
   Inventory                                                        5,755            4,371
   Other                                                            6,997            8,617
                                                                 --------         --------
       Total current assets                                        23,297          107,268

Property and equipment, at cost:

   Equipment                                                      102,881          102,881
   Computer and office equipment                                  102,389           93,297
   Furniture and fixtures                                          33,518           33,518
                                                                 --------         --------
                                                                  238,788          229,696
   Less-accumulated depreciation                                 (209,457)        (206,687)
                                                                 --------         --------
       Net fixed assets                                            29,331           23,009

Other assets:
   Deposits                                                         2,395            2,395
   Intangible assets (net of accumulated amortization
     of $95,604 and $87,100)                                       40,469           48,973
   Investments                                                     28,762           28,762
   Employee receivables, net                                        3,600            3,599
                                                                 --------         --------
       Total other assets                                          75,226           83,729
                                                                 --------         --------

Total assets                                                      127,854          214,006
                                                                 ========         ========

    The accompanying notes are an integral part of the financial statements.

                                                                 June 30,
                                                                   2003        September 30,
   LIABILITIES AND STOCKHOLDERS' (DEFICIT)                      Unaudited          2003
   ---------------------------------------                      ---------      -------------
Current liabilities:
   Accounts payable                                              197,133        200,315
   Factoring payable                                              20,000        146,890
   Payroll and payroll taxes payable                             143,761        136,115
   Payroll taxes assumed in merger                               107,950        123,272
   Accrued expenses                                              114,281        116,609
   Notes payable-stockholders                                    132,300         32,300
   Current portion of long-term debt                              15,690         12,330
   Other liabilities                                              29,519         29,135
   Convertible bonds                                             151,695        151,695
   Unearned revenue                                               87,498         41,034
   Liabilities in process of conversion to stock                 470,629        468,669
                                                             -----------    -----------
       Total current liabilities                               1,470,456      1,458,364

Long-term debt, net of current portion                            40,122         24,659
                                                             -----------    -----------

       Total liabilities                                       1,510,578      1,483,023

COMMITMENTS AND CONTINGENCIES                                       --             --

Stockholders' (deficit):
   Common stock-$0.01 par value, 50,000,000 shares
     authorized, 46,762,008 and 46,762,008 issued
     and outstanding                                             467,620        467,620
   Additional paid-in capital                                 20,326,780     20,326,780
   Retained (deficit)                                        (22,176,241)   (22,062,534)
                                                             -----------    -----------

                                                                             (1,381,841)
   Less-subscriptions receivable                                    (883)          (883)
                                                             -----------    -----------
       Total stockholders' (deficit)                          (1,382,724)    (1,269,017)
                                                             -----------    -----------

Total liabilities and stockholders' (deficit)                    127,854        214,006
                                                             ===========    ===========

    The accompanying notes are an integral part of the financial statements.

                           QUINTEK TECHNOLOGIES, INC.

                  STATEMENTS OF OPERATIONS FOR THE THREE MONTHS

                        ENDED SEPTEMBER 30, 2003 AND 2002




                                            Three Months Ended
                                               September 30
                                               (Unaudited)
                                           --------------------
                                             2003        2002
                                           --------    --------

Sales                                       108,177     150,390
Cost of sales                                52,910      69,909
                                           --------    --------
Gross margin                                 55,267      80,481

Operating expenses:
   Selling, general and administrative      165,898     118,836
   Stock-based compensation for services       --        10,333
                                           --------    --------
       Total operating expenses             165,898     129,169
                                           --------    --------

Loss from operations                       (110,631)    (48,688)

Other income (expenses):
   Other income                               2,982      19,878
   Interest expense                          (6,060)    (19,939)
                                           --------    --------
       Total other income (expenses)         (3,078)        (61)
                                           --------    --------

Net (loss) before income taxes             (113,709)    (48,749)

Provision for income taxes                     --          --
                                           --------    --------

Net (loss)                                 (113,709)    (48,749)
                                           ========    ========


Net loss per share:
   Basic and diluted                       ($  0.00)   ($  0.00)


    The accompanying notes are an integral part of the financial statements.


                           QUINTEK TECHNOLOGIES, INC.

                  STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS

                        ENDED SEPTEMBER 31, 2003 AND 2002

                                                                             (Unaudited)
                                                                             September 30,
                                                                           2003         2002
                                                                         --------    --------
Cash flows from operating activities:
   Net (loss)                                                            (113,709)    (48,749)
   Adjustments to reconcile net (loss) to net cash provided
     (used) by operating activities:
       Depreciation and amortization                                       11,274       9,720
       Stock-based compensation for services                                 --        10,333
       Changes in current assets and liabilities:
         (Increase) decrease in accounts receivable                        67,129    (132,432)
         (Increase) decrease in inventory                                  (1,384)     19,541
         (Increase) decrease in other current assets                        1,620      (2,143)
         (Decrease) in accounts payable                                    (1,222)    (37,730)
         (Decrease) increase in payroll payables                           (7,676)     74,491
         Increase (decrease) in other liabilities and accrued expenses     44,520     (42,657)
                                                                         --------    --------
           Total adjustments                                              114,261    (100,877)
                                                                         --------    --------
           Net cash provided (used) by operating activities                   552    (149,626)

Cash flows from investing activities:
   (Increase) in other assets                                              (9,092)     (4,000)
   (Increase) in employer receivables                                        --        (7,927)
                                                                         --------    --------
           Net cash (used) by investing activities                         (9,092)    (11,927)

Cash flows from financing activities:
   Factoring payable                                                     (126,890)     58,500
   Notes payable-stockholders                                             100,000      68,900
   Convertible bonds                                                         --         5,935
   Notes payable                                                           18,824        --
   Proceeds from common stock                                                --        30,200
                                                                         --------    --------
           Net cash (used) provided by financing activities                (8,066)    163,535
                                                                         --------    --------

Net increase (decrease) in cash                                           (16,606)      1,982


Cash-beginning of period                                                   21,162       2,602
                                                                         --------    --------

Cash-end of period                                                          4,556       4,584
                                                                         ========    ========

    The accompanying notes are an integral part of the financial statements.

                           QUINTEK TECHNOLOGIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (Unaudited)


1.     Basis of Presentation
       In the opinion of management, the accompanying unaudited financial statements of Quintek Technologies, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of September 30, 2003, the results of operations for the three months ended September 30, 2003 and 2002, and cash flows for the three months ended September 30, 2003 and 2002. The results of operations for the three months ended
       September 30, 2003 and 2002, are not necessarily indicative of the results to be expected for the full year or for any future period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2003 Form 10-KSB.

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

                           QUINTEK TECHNOLOGIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (Unaudited)


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

       d)    Major Customers
             The Company had one customer that accounted for 54% of revenue. For the three months ended September 30, 2003, revenues from the
             Company's major customer amounted to approximately $58,500. Accounts receivable from this major customer was approximately $-0-at September 30, 2003.

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

                           QUINTEK TECHNOLOGIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (Unaudited)


             Expenditures and maintenance and repairs are charged against operations when incurred. Major renewals and betterments are capitalized.

       i)    Intangible Assets
             The cost of patents and purchased proprietary processes acquired are being amortized using the straight-line method over their remaining useful lives of 4 years.

       j)    Payroll Taxes-Assumed in Merger
             The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance at September 30, 2003 is $107,950.

       k)    Research and Development
             Research and development costs are charged to operations when incurred and are included in operating expenses. The amount charged to operations for the three months ended September 30, 2003 was $12,406.

       l)    Advertising
             The Company expenses advertising costs as they are incurred. Advertising expense was $143 for the three months ended September 30, 2003.

       m)    Income Taxes
             The Company accounts for income taxes using the liability approach to financial accounting and reporting. Current income taxes are based on the year's income taxable for federal and state reporting purposes.

             The Company has a deferred tax asset due to net operating loss carry-forwards and temporary taxable differences due to stock-based compensation for income tax purposes. The deferred tax asset is $2,480,092 as of December 31, 2002. However, due to the ongoing nature of the losses and the potential inability of the Company to ever realize the benefit, a valuation allowance has been established for 100% of the deferred tax asset. Net operating loss carry-forwards expire at various times through the year 2021.

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

                           QUINTEK TECHNOLOGIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (Unaudited)

       proceeds will become available and is considering other strategic alternatives, which may include a merger, asset sale, or another comparable transaction, or financial restructuring. If unsuccessful in completing a strategic transaction, the Company may be required to cease operations.

4.     Net Loss Per Share
       Basic net loss per share is based on the weighted average number of common shares outstanding of 46,762,008 and 40,455,008, for the three month periods ended September 30, 2003 and 2002, respectively. The basic and diluted net loss per share calculations are the same because potential dilutive securities would have had an antidilutive or immaterial effect.

5.     Inventory
       Inventory consists of aperture cards, parts and supplies, and completed machines, and is stated at the lower of cost or market. Cost is determined on a FIFO (first-in, first-out) basis.

       Inventories are as follows:
                                         9/30/03     6/30/03
                                        --------    --------
             Parts and supplies          303,399     302,015
             Reserve for obsolescence   (297,644)   (296,644)
                                        --------    --------
                                           5,755       4,371
                                        ========    ========

                           QUINTEK TECHNOLOGIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (Unaudited)


6.     Convertible Bonds

             Bonds payable with interest at 9%, due on various
             dates in 2001 and 2002, convertible to shares of
             common stock in increments of $1,000 or more          110,554

             Bonds payable with interest at 12%,
             due July 2002,  convertible  to
             shares of common stock in incre-
             ments of $500 or more                                  41,141
                                                                   -------
                                                                   151,695

       Certain of the outstanding convertible bonds have matured as of December 31, 2002. The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds.

       Bondholders have been asked to exchange their bonds for Series B preferred stock. As of September 30, 2003, holders of $198,000 of the bonds including accrued interest had acted on this. The $198,000 is included in the liability section of the financials under "Liabilities in Process of Conversion to Stock," since the preferred stock has not been issued.

7.     Notes Payable

             Notes payable, due on demand, unsecured,
             with interest at 12% per annum.                       132,300
                                                                   =======

8.     Commitments and Contingencies

       a)    Operating Leases
             The Company leases its California office facility under a non-cancelable operating lease that requires total monthly rental payments of $2,846. The lease expired on March 31, 2002 and the Company has exercised the option to extend the lease an additional 24 months. The lease contains a rental payment escalation clause.

             The Company leases its Idaho office facility under a month-to-month rental agreement at $1,384 per month.

             For the three months ended September 30, 2003, rent expense for these operating leases totaled $11,876.

             Minimum future rental payments under the non-cancelable operating lease is as follows:

                             Year ended June 30,

                                  2004                      25,614
                                                            =======

                           QUINTEK TECHNOLOGIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (Unaudited)


       b)    Purchase Obligation
             The Company has established a licensing agreement with Qtek Aperture Card AB. Under the agreement, the Company is required to purchase at least 25 of the Q4305 units at approximately $18,000 each before June 30, 2004. As of September 30, 2003, the Company had purchased 15 units under the agreement.

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

             On August 6, 2003, a final judgment was entered by the U.S. District Court, Central District of California, against the Company which permanently enjoined the Company from violating Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by using any means or instrumentality of interstate commerce, or of the mails, or of any national securities exchange: (A) to employ any device, scheme or artifice to defraud; (B) to make any untrue statement of a material fact or omitting to state a material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading; or (C) to engage in any act, practice, or course of business which operates or would operate as a fraud or deceit upon any person, in connection with the purchase or sale of any security. Further, the final judgment permanently enjoined the Company from violating
             Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 promulgated thereunder, by failing to file with the Commission in accordance with Commission rules and regulations, information and documents required by the Commission to keep current information and documents required in or with an application or registration statement filed pursuant to Section 12 of the Exchange Act or annual or quarterly reports as the Commission has prescribed.

                           QUINTEK TECHNOLOGIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (Unaudited)


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

             Warrants E, F, G, and I expired on March 31, 2002. Warrants B, C, and D expired on July 31, 2002. Warrants H expired October 1, 2002.

       b.    Common Stock Reserved
             At September 30, 2003, common stock was reserved for the following reasons:

                  Conversion of bonds                   1,695,728 shares

                           QUINTEK TECHNOLOGIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (Unaudited)


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

             The Company applies APB Opinion 25 in accounting for its fixed stock compensation. Compensation cost charged to operations for the three months ended September 30, 2003 was $-0-.


             Following is a summary of the status of the stock option agreements during the year ended June 30, 2003 and September 30, 2003:

                                            Number of   Weighted Average
                                              Shares     Exercise Price
                                            ---------   ----------------
Outstanding at July 1, 2002                 2,015,000       $   1.01

Granted                                          --          --
Exercised                                        --          --
Forfeited                                        --          --
                                            ---------       ---------

Outstanding at June 30, 2003                2,015,000           1.01
                                            ---------       ---------

Options exercisable at September 30, 2003   2,015,000           1.01
                                            =========       =========

             Following is a summary of the status of the stock option agreements outstanding at September 30, 2003:

                                                         Weighted Average        Weighted
                                                         Remaining               Average
             Exercise Price Range      Number            Contractual Life      Exercise Price
             --------------------      ------            ----------------      --------------

             $1.00 - $4.00             2,015,000              19 months              $1.01

                           QUINTEK TECHNOLOGIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (Unaudited)

             Pending stock transactions needing shareholder approval:
             --------------------------------------------------------

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

                           QUINTEK TECHNOLOGIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2003
                                   (Unaudited)


10.    Related Party Transactions
       During the year ended June 30, 2003, the Company sold aperture cards to Qtek Aperture Card AB, a related party, for $13,397.

       During the year ended June 30, 2002, the Company sold aperture cards to Qtek Aperture Card AB, a related party, for $1,884.

       Included in factoring payable at September 30, 2003 is $20,000 due to a stockholder.

11.    Factoring Payable
       The Company has entered into an agreement with a factoring company ("the Factor") to factor purchase orders with recourse. The Factor funds 97% or 90% based upon the status of the purchase order. The Factor has agreed to purchase up to $4,800,000 of qualified purchase orders over the term of the agreement; however, the Factor does not have to purchase more than $200,000 in any given month. The agreement term is from June 2, 2003 to June 2, 2005. The Company will pay a late fee of 3% for payments not made within 30 days and 5% for those not made in 60 days. At the option of the Factor, the late fees may be paid with Company stock. If paid by Company stock, the stock bid price will be discounted 50% in computing the shares to be issued in payment of the late fee.

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

       At September 30, 2003, the Company had a factoring payable balance of $20,000.

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

       The carrying amounts of the Company's financial instruments at September 30, 2003, approximate fair value.

Item 2.  Management's Discussion and Analysis

2.1      Results of Operations
Our revenues totaled $108,177 and $150,390 for the three months ended September 30, 2003 and 2002, respectively, a decrease of $42,213 (28%) in 2003, primarily due to a decrease in machine sales. Revenues in both periods resulted primarily from sales of equipment, aperture card media, and maintenance services.

For the three months ended September 30, 2003 and 2002, cost of sales was $52,910 and $69,909, respectively, a decrease of $16,999 (24%) in 2003. The cost of sales for both periods consisted primarily of labor and production costs.

Operating expenses totaled $165,898 for the three month period ended September 30, 2003 as compared to $129,169 for the three month period ended September 30, 2002, a $36,729 (28%) increase in 2003, primarily due to a increase in overhead expenses.

During the three months ended September 30, 2003, we sold one Q4400 system for installation at a domestic site, we sold 44,000 aperture cards, and we renewed 8 maintenance contracts.

2.2      Liquidity and capital resources
We have historically financed operations from the issuance of debt, the sale of common stock and the conversion of common stock warrants. On September 30, 2003, we had cash on hand of $ 4,556 and working capital of ($1,447,159) as compared to cash on hand of $21,162 and working capital of ($1,351,366) at period-ending June 30, 2003. 10

Net cash used in operating activities of $552 and ($149,626) for three months ended September 30, 2003 and 2002, respectively, is attributed primarily to payroll, payables and accounts receivable.

Net cash used for investing activities of ($9,092) for the three months ended September 30, 2003 and $(11,927) for the three months ended September 30, 2002 is primarily related to an increase in other assets.

Net cash provided by financing activities of $(8,066) for the three months ended September 30, 2003 is based primarily on proceeds from factoring offset by notes payable to stockholders. Net cash provided by financing activities of $163,535 for the three months ended September 30, 2002 is based primarily on notes payable-stockholders and factoring payable.

 We assumed certain payroll tax liabilities as the result of the merger with Pacific Diagnostic Technologies, Inc., on January 14, 1999. We have negotiated a payment plan with the Internal Revenue Service to pay the payroll taxes assumed in the merger.

 We believe that the receipt of net proceeds from the issuance of debt, the sale of the common stock and the exercise of common stock warrants plus cash generated internally from sales will be sufficient to satisfy our future operations, working capital and other cash requirements for the remainder of the fiscal year. However, if we are unable to raise sufficient capital, we may need sell certain assets, enter into new strategic partnerships, reorganize the company, or merge with another company to effectively maintain operations. Our audit for the years ended June 30, 2003 and 2002 contained a going concern qualification.

Item 3.  Disclosure Controls and Procedures

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

 On September 17, 2002, we were advised by the staff of the U.S. Securities and Exchange Commission that they will recommend that the Commission file a civil injunctive lawsuit against us, alleging that we violated Section 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 13a-1, and 13a-13. On March 25, 2003, we signed, without admitting or denying the allegations, a proposed settlement agreement with the U.S. Securities and Exchange Commission, which permanently restrains and enjoins the Company from engaging in acts which would constitute violations of these regulations in the future. On August 6, 2003, a final judgment was entered by the U.S. District Court, Central District of California, against the Company which permanently enjoined the Company from violating Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by using any means or instrumentality of interstate commerce, or of the mails, or of any national securities exchange: (A) to employ any device, scheme or artifice to defraud;
(B) to make any untrue statement of a material fact or omitting to state a material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading; or (C) to engage in any act, practice, or course of business which operates or would operate as a fraud or deceit upon any person, in connection with the purchase or sale of any security. Further, the final judgment permanently enjoined the Company from violating Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 promulgated thereunder, by failing to file with the Commission in accordance with Commission rules and regulations, information and documents required by the Commission to keep current information and documents required in or with an application or registration statement filed pursuant to Section 12 of the Exchange Act or annual or quarterly reports as the Commission has prescribed.

Item 2.  Changes in Securities

Common Stock Transactions
 During the three month period ending September 30, 2003, we issued no shares of our common stock.

Item 3. Defaults Upon Senior Securities

During the three month period ended March 31, 2003, we made offers to all holders of our promissory notes and convertible bonds to convert their bond principal and accrued interest into Series B Preferred stock at a rate of 25 cents per share. As of September 30, 2003, we received commitments to convert $188,268 of debt ($149,000 in principal + $39,268 in accumulated interest) into 753,072 shares of Series B Preferred stock. During October 2003, a convertible bond in the principal amount of $89,200 and with all interest ($17,221.71) was converted into common stock. The balance of related debt, consisting of $82,495 in principal and $18,287 in accrued interest, still remains outstanding.

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

Item 4.  Submission of Matters to a Vote of Security Holders

 During the three month period ending September 30, 2003, no matters were submitted to a vote of security holders.

Item 5. Other Information

  None.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

   31.1 Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

   31.2 Certification pursuant to Rule 13a-14 of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer

   32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer

(b) Reports on Form 8-K -

    On July 14, 2003 we filed a Report on Form 8-K that described (a) a purchase order financing agreement we entered into on June 2, 2003, and (b) a press release dated June 10, 2003 describing the purchase order financing agreement.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    QUINTEK TECHNOLOGIES, INC.

Date: November 19, 2003                  /s/ ROBERT STEELE
                                    --------------------------------------------
                                    Robert Steele, President & CEO

Date: November 19, 2003                  /s/ ANDREW HAAG
                                    --------------------------------------------
                                    Andrew Haag, Chief Financial Officer