Form 10QSB
period 2003-12-31
QUINTEK TECHNOLOGIES INC
filed 2004-02-20
CIK 1107714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2003

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

                                 Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
On February 19, 2004 a total of 48,749,994 shares of the registrant's common stock were issued and outstanding.
 Transitional  Small  Business  Disclosure
Format:                                  Yes [ ]   No [X]

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

                           QUINTEK TECHNOLOGIES, INC.

                       BALANCE SHEETS AT DECEMBER 31, 2003

                                AND JUNE 30, 2003


                                                       December 31,
                                                           2003      June 30,
                      A S S E T S                      Unaudited       2003
                      -----------                      ----------   --------


Current assets:
   Cash                                                    2,649      21,162
   Accounts receivable (net of allowance for doubtful
     accounts of $18,445 and $26,498)                     21,424      73,118
   Inventory                                              11,469       4,371
   Other                                                   4,774       8,617
                                                        --------    --------
       Total current assets                               40,316     107,268

Property and equipment, at cost:

   Equipment                                             102,881     102,881
   Computer and office equipment                         106,881      93,297
   Furniture and fixtures                                 33,518      33,518
                                                        --------    --------
                                                         243,280     229,696
   Less-accumulated depreciation                        (212,931)   (206,687)
                                                        --------    --------
       Net fixed assets                                   30,349      23,009

Other assets:
   Deposits                                                2,395       2,395
   Intangible assets (net of accumulated amortization
     of $104,108 and $87,100)                             31,965      48,973
   Investments                                            28,762      28,762
   Employee receivables, net                               5,727       3,599
                                                        --------    --------
       Total other assets                                 68,849      83,729
                                                        --------    --------

Total assets                                             139,514     214,006
                                                        ========    ========



     The accompanying notes are an integral part of the financial statements

                                                     December 31,
                                                         2003           June 30,
   LIABILITIES AND STOCKHOLDERS' (DEFICIT)            Unaudited           2003
   ---------------------------------------            ---------         --------

Current liabilities:
   Accounts payable                                      210,737        200,315
   Factoring payable                                      20,000        146,890
   Payroll and payroll taxes payable                     226,796        136,115
   Payroll taxes assumed in merger                       107,950        123,272
   Accrued expenses                                      103,469        116,609
   Notes payable-stockholders                            132,300         32,300
   Current portion of long-term debt                      16,287         12,330
   Other liabilities                                      29,176         29,135
   Convertible bonds                                     162,495        151,695
   Unearned revenue                                      131,959         41,034
   Liabilities in process of conversion to stock         470,629        468,669
                                                     -----------    -----------
       Total current liabilities                       1,611,798      1,458,364

Long-term debt, net of current portion                    40,122         24,659
                                                     -----------    -----------

       Total liabilities                               1,651,920      1,483,023

COMMITMENTS AND CONTINGENCIES                               --             --

Stockholders' (deficit):
   Common stock-$0.01 par value, 50,000,000 shares
     authorized, 48,749,995 and 46,762,008 issued
     and outstanding                                     487,500        467,620
   Additional paid-in capital                         20,430,108     20,326,780
   Retained (deficit)                                (22,429,131)   (22,062,534)
                                                     -----------    -----------
                                                      (1,511,523)    (1,268,134)
   Less-subscriptions receivable                            (883)          (883)
                                                     -----------    -----------
       Total stockholders' (deficit)                  (1,512,406)    (1,269,017)
                                                     -----------    -----------

Total liabilities and stockholders' (deficit)            139,514        214,006
                                                     ===========    ===========



     The accompanying notes are an integral part of the financial statements

                           QUINTEK TECHNOLOGIES, INC.

          STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS

                        ENDED DECEMBER 31, 2003 AND 2002

                                   Three Months Ended       Six Months Ended
                                       December 31              December 31
                                  --------------------    --------------------
                                       (Unaudited)              (Unaudited)

                                    2003        2002        2003        2002
                                  --------    --------    --------    --------

Sales                               77,248      72,221     185,425     222,611

Cost of sales                       60,673      43,044     113,583     112,953
                                  --------    --------    --------    --------

Gross margin                        16,575      29,177      71,842     109,658


Operating expenses:
   Selling, general and
     administrative                246,560     112,796     412,458     231,632
   Stock-based compensation
     for services                   15,000      61,680      15,000      72,013
                                  --------    --------    --------    --------
       Total operating expenses    261,560     174,476     427,458     303,645
                                  --------    --------    --------    --------

Loss from operations              (244,985)   (145,299)   (355,616)   (193,987)

Other income (expenses):
   Other income                      2,864      14,138       5,846      34,017
   Interest expense                (10,768)     (3,907)    (16,828)    (23,846)
                                  --------    --------    --------    --------
       Total other income
         (expenses)                 (7,904)     10,231     (10,982)     10,171
                                  --------    --------    --------    --------

Net (loss) before income taxes    (252,889)   (135,068)   (366,598)   (183,816)


Provision for income taxes            --          --          --          --
                                  --------    --------    --------    --------

Net (loss)                        (252,889)   (135,068)   (366,598)   (183,816)
                                  ========    ========    ========    ========


Net loss per share:
   Basic and diluted              ($  0.01)   ($  0.00)   ($  0.01)   ($  0.00)


     The accompanying notes are an integral part of the financial statements

                           QUINTEK TECHNOLOGIES, INC.

                   STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS

                        ENDED DECEMBER 31, 2003 AND 2002


                                                              (Unaudited)
                                                              December 31,
                                                           2003        2002
                                                         --------    --------
Cash flows from operating activities:
   Net (loss)                                            (366,598)   (183,816)
   Adjustments to reconcile net (loss) to net cash
     (used) by operating activities:
       Depreciation and amortization                       23,252      18,148
       Stock-based compensation for services               15,000      72,013
       Changes in current assets and liabilities:
         (Increase) decrease in accounts receivable        51,694     (89,448)
         (Increase) decrease in inventory                  (7,098)     27,004
         Decrease in other current assets                   3,843       2,038
         Increase (decrease) in accounts payable           10,422     (32,421)
         Increase in payroll payables                      75,359     115,371
         Increase (decrease) in other liabilities
           and accrued expenses                            78,995     (29,640)
                                                         --------    --------
           Total adjustments                              251,467      83,065
                                                         --------    --------
           Net cash (used) by operating activities       (115,131)   (100,751)

Cash flows from investing activities:
   Purchase of fixed assets                               (13,585)     (4,000)
   Decrease in other assets                                  --         4,000
   (Increase) in employer receivables                      (2,127)    (10,215)
                                                         --------    --------
           Net cash (used) by investing activities        (15,712)    (10,215)

Cash flows from financing activities:
   Factoring payable                                     (126,890)       --
   Notes payable-stockholders                             100,000      73,000
   Convertible bonds                                       10,800       5,937
   Proceeds from common stock                             109,000      30,200
   Notes payable                                           19,420        --
                                                         --------    --------
           Net cash provided by financing activities      112,330     109,137
                                                         --------    --------

Net (decrease) in cash                                    (18,513)     (1,829)
                                                                     --------

Cash-beginning of period                                   21,162       2,602
                                                         --------    --------

Cash-end of period                                          2,649         773
                                                         ========    ========

     The accompanying notes are an integral part of the financial statements

                           QUINTEK TECHNOLOGIES, INC.

                        NOTES TO THE FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2003
                                   (Unaudited)


1.     Basis of Presentation
       In the opinion of management, the accompanying unaudited financial statements of Quintek Technologies, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of December 31, 2003, the results of operations for the three months ended December 31, 2003 and 2002, and cash flows for the three months ended December 31, 2003 and 2002. The results of operations for the three months ended December 31, 2003 and 2002, are not necessarily indicative of the results to be expected for the full year or for any future period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2003 Form 10-KSB.

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

       d)    Major Customers
             The Company had one customer that accounted for 54% of revenue. For the six months ended December 31, 2003, revenues from the Company's major customer amounted to approximately $58,500. Accounts receivable from this major customer was approximately $-0- at December 31, 2003.

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

       i)    Payroll Taxes-Assumed in Merger
             The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance at December 31, 2003 is $107,950.

       j)    Research and Development
             Research and development costs are charged to operations when incurred and are included in operating expenses. The amount charged to operations for the six months ended December 31, 2003 was $5,022.

       k)    Advertising
             The Company expenses advertising costs as they are incurred. Advertising expense was $143 for the six months ended December 31, 2003.

       l)    Income Taxes
             The Company accounts for income taxes using the liability approach to financial accounting and reporting. Current income taxes are based on the year's income taxable for federal and state reporting purposes.

             The Company has a deferred tax asset due to net operating loss carry forwards and temporary taxable differences due to stock-based compensation for income tax purposes. The deferred tax asset is $2,480,092 as of December 31, 2003. However, due to the ongoing nature of the losses and the potential inability of the Company to ever realize the benefit, a valuation allowance has been established for 100% of the deferred tax asset. Net operating loss carry forwards expire at various times through the year 2021.

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

4.     Net Loss Per Share
       Basic net loss per share is based on the weighted average number of common shares outstanding of 47,758,001 and 40,455,008, for the six month periods ended December 31, 2003 and 2002, respectively. The basic and diluted net loss per share calculations are the same because potential dilutive securities would have had an antidilutive or immaterial effect.

5.     Inventory
       Inventory consists of aperture cards, parts and supplies, and completed machines, and is stated at the lower of cost or market. Cost is determined on a FIFO (first-in, first-out) basis.

       Inventories are as follows:

                                                    12/31/03          6/30/03
                                                   ----------       -----------

             Parts and supplies                       309,113           302,015
             Reserve for obsolescence                (297,644)         (297,644)
                                                  -----------       -----------
                                                       11,469             4,371
                                                  ===========       ===========

6.     Convertible Bonds

             Bonds payable with interest at 9%, due on various
             dates in 2001 and 2002, convertible to shares of
             common stock in increments of $1,000 or more.             121,354

             Bonds payable with interest at 12%, due July 2002,
             convertible to shares of common stock in incre-
             ments of $500 or more.                                     41,141
                                                                     -----------
                                                                       162,495
                                                                     ===========

       Certain of the outstanding convertible bonds have matured as of December 31, 2002. The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds.

       Bondholders have been asked to exchange their bonds for Series B preferred stock. As of December 31, 2003, holders of $198,000 of the bonds including accrued interest had acted on this. The $198,000 is included in the liability section of the financials under "Liabilities in Process of Conversion to Stock," since the preferred stock has not been issued.

7.     Notes Payable

             Notes payable, due on demand, unsecured,
             with interest at 12% per annum.                     132,300
                                                               ===========

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

             The Company leases its Idaho office facility under a month-to-month rental agreement at $1,384 per month.

             For the six months ended December 31, 2003, rent expense for these operating leases totaled $25,211.

             Minimum future rental payments under the noncancelable operating lease is as follows:

                             Year ended June 30, 2004             25,614
                                                                  ======

       b)    Purchase Obligation
             The Company has established a licensing agreement with Qtek Aperture Card AB. Under the agreement, the Company is required to purchase at least 25 of the Q4305 units at approximately $18,000 each before June 30, 2004. As of December 31, 2003, the Company had purchased 15 units under the agreement.

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

             The Company applies APB Opinion 25 in accounting for its fixed stock compensation. Compensation cost charged to operations for the three months ended December 31, 2003 was $-0-.

             Following is a summary of the status of the stock option agreements during the year ended June 30, 2003 and December 31, 2003:





                                             Number            Weighted
                                               of              Average
                                             Shares         Exercise Price
                                           ---------        --------------

Outstanding at July 1, 2002                2,015,000             $1.01

Granted                                         --                --
Exercised                                       --                --
Forfeited                                       --                --
                                           ---------             -----

Outstanding at June 30, 2003               2,015,000              1.01
                                           ---------             -----

Options exercisable at December 31, 2003   2,015,000              1.01
                                           =========             =====

             Following is a summary of the status of the stock option agreements outstanding at December 31, 2003:

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

             Liabilities in process of conversion to stock:
             ----------------------------------------------
             The Company has entered into agreements with various vendors and employees to convert their liabilities into the above, two preferred series of stock pending approval of same. The conversion rate varies.

10.    Related Party Transactions
       During the year ended June 30, 2003, the Company sold aperture cards to Qtek Aperture Card AB, a related party, for $13,397.

       During the year ended June 30, 2002, the Company sold aperture cards to Qtek Aperture Card AB, a related party, for $1,884.

       Included in factoring payable at December 31, 2003 is $20,000 due to a stockholder.

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

       At December 31, 2003, the Company had a factoring payable balance of $20,000.

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

       The carrying amounts of the Company's financial instruments at December 31, 2003, approximate fair value.


Item 2.  Management's Discussion and Analysis

2.1      Results of Operations
Our revenues totaled $185,425 and $222,611 for the six months ended December 31, 2003 and 2002, respectively, a decrease of $37,186 (17%) in 2003, primarily due to a decrease in machine sales. Revenues in both periods resulted primarily from sales of equipment, aperture card media, and maintenance services.

For the six months ended December 31, 2003 and 2002, cost of sales was $113,583 and $112,953, respectively, an increase of $630(0.6%) in 2003. The cost of sales for both periods consisted primarily of labor and production costs.

Operating expenses totaled $427,458 for the six month period ended December 31, 2003 as compared to $303,645 for the six month period ended December 31, 2002, a $123,813(41%) increase in 2003, primarily due to a increase in overhead expenses.

During the three months ended December 31, 2003, we sold 70,000 aperture cards, and renewed 8 maintenance contracts.

2.2      Liquidity and capital resources

We have historically financed operations from the issuance of debt, the sale of common stock and the conversion of common stock warrants. On December 31, 2003, we had cash on hand of $2,649 and working capital of ($1,571,482) as compared to cash on hand of $773 and working capital of ($1,200,427) at period-ending December 31, 2002.

Net cash used in operating activities of ($115,131) and ($100,751) for the six months ended December 31, 2003 and 2002, respectively, is attributed primarily to payroll, payables and accounts receivable.

Net cash used for investing activities of ($15,712) for the six months ended December 31, 2003 and ($10,215) for the six months ended December 31, 2002 is primarily related to an increase in other assets.

Net cash provided by financing activities of $112,330 for the six months ended December 31, 2003 is based primarily on proceeds from factoring offset by notes payable to stockholders. Net cash provided by financing activities of $109,137 for the six months ended December 31, 2002 is based primarily on notes payable-stockholders and factoring payable.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Changes in Securities

Common Stock Transactions

During the six month period ending December 31, 2003, we issued 1,987,987 shares of our common stock in the transactions summarized below:

(a) In August 2003 we issued 200,000 shares of common stock pursuant to a registration statement on Form S-8 to a company as compensation for consulting services related to sales of our products. The stock had a market value of $15,000.

(b) In October 2003 we issued 1,773,695 shares of restricted common stock to one individual in return for converting to equity the principal ($89,200) and accrued interest ($17,222) of a convertible bond. The convertible bond had been held for over 2 years and this caused the shares issued on the principal amount to become immediately eligible for legend removal under Rule 144(k).

(c) In October 2003 we issued 14,291 shares of restricted common stock to one individual as a late fee incurred during a purchase order financing transaction. The stock had a market value of $1,372.


Unless otherwise noted, the sales set forth above involved no underwriter's discounts or commissions and are claimed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4 (2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. The issuance and sale by the Company of shares of its common stock was to financially sophisticated individuals who are fully aware of the Company's activities, as well as its business and financial condition, and who acquired said securities for investment purposes and understood the ramifications of same.

On January 14, 2004, our Class J Warrants expired.


Item 3. Defaults Upon Senior Securities

During the three month period ended March 31, 2003, we made offers to all holders of our promissory notes and convertible bonds to convert their bond principal and accrued interest into Preferred stock. As of December 31, 2003, we received commitments to convert $198,268 of debt ($159,000 in principal + $39,268 in accumulated interest) into 724,077 shares of Series A Preferred stock and 648,256 shares of Series B Preferred stock. During October 2003, a convertible bond with a principal amount of $89,200 and accumulated interest of $17,222 was converted into 1,773,695 shares of common stock. The balance of related debt, consisting of $82,495 in principal and $26,768 in accrued interest, still remains outstanding. Interest continues to accrue against the principal of all outstanding bonds. The convertible bonds are unsecured, general obligations of the Company which are convertible into common stock at the option of the holders. The holders of the bonds that are in default have indicated that they do not want to convert their debt to stock and wish to be repaid in cash. At present we do not have funds to repay the indebtedness. We do not know whether we will be able to repay or renegotiate the debt. If we are unable to cure the default or renegotiate our debt, we may not be able to continue as a going concern.

Item 4.  Submission of Matters to a Vote of Security Holders

During the three month period ending December 31, 2003, no matters were submitted to a vote of security holders.

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

On January 14, 2004 we filed a Report on Form 8-K that described our Board of Directors decision to repeal our existing corporate Bylaws and adopt an entire set of new Bylaws which are better suited for use by a public company.


On February 9, 2004 we filed a Report on Form 8-K that described a recent presentation to the Southern California Investors Association in which we disclosed future plans for expanding the business, which includes; positioning our company as a mass storage vendor, acquiring an experienced mass storage sales force, integrating our product line with other products, forming new partnerships, and acquiring existing service bureau operations.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    QUINTEK TECHNOLOGIES, INC.

Date: February 19, 2003                  /s/ ROBERT STEELE
                                    --------------------------------------------
                                    Robert Steele, President & CEO

Date: February 19, 2003                  /s/ ANDREW HAAG
                                    --------------------------------------------
                                    Andrew Haag, Chief Financial Officer