Form 10QSB
period 2004-03-31
QUINTEK TECHNOLOGIES INC
filed 2004-05-21
CIK 1107714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2004

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

                                      Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
On May 11, 2004 a total of 48,749,994 shares of the registrant's common stock were issued and outstanding.

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
Exhibit 32.1
Exhibit 32.2

                                      Index

PART I       FINANCIAL INFORMATION                                         4
Item 1       Financial Statements                                          4
Item 2       Management's Discussion and Analysis                         14
Item 3       Disclosure Controls and Procedures                           15

PART II      OTHER INFORMATION                                            15
Item 1       Legal Proceedings                                            15
Item 2       Changes in Securities                                        15
Item 3       Defaults Upon Senior Securities                              15
Item 4       Submission of Matters to a Vote of Security Holders          15
Item 5       Other Information                                            15
Item 6       Exhibits and Reports on Form 8-K                             16
Signatures                                                                18

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                           QUINTEK TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2004
                                  (Unaudited)

                                     ASSETS
   CURRENT ASSETS:
       Cash & cash equivalents                            $         50,135
       Accounts receivable (net of allowance
         for doubtful accounts of $17,684)                           7,020
       Inventory                                                    13,038
       Prepaid expenses                                              1,553
                                                            ---------------
            Total current assets                                    71,747

   PROPERTY AND EQUIPMENT, net                                      26,184

   OTHER ASSETS:
       Deposits                                                      2,395
       Intangible assets, net                                       23,455
       Investments                                                  28,778
       Other assets                                                    889
                                                            ---------------
                                                          $        153,447
                                                            ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

   CURRENT LIABILITIES:
       Accounts payable & accrued expenses                $        315,026
       Factoring Payables                                           20,000
       Payroll and payroll taxes payable                           210,175
       Payroll taxes assumed in merger                              96,661
       Loans payable-stockholders                                  244,056
       Note Payable - Other                                         19,484
       Convertible Bonds                                            62,495
       Convertible Notes                                           300,000
       Unearned Revenue                                            100,184
       Liabilities in process of conversion to stock               470,629
                                                            ---------------
            Total current liabilities                            1,838,711

       Long Term Debt , net of current portion                      25,729

   COMMITMENT AND CONTINGENCIES

   STOCKHOLDERS' DEFICIT
       Common stock, .001 par value; Authorized shares 50,000,000
       Issued and outstanding  shares 48,749,994                   487,500
       Additional paid in capital                               20,471,680
       Prepaid consulting fees                                     (39,442)
       Accumulated deficit                                     (22,630,731)
                                                            ---------------
            Total stockholders' deficit                         (1,710,992)

                                                            ---------------
                                                          $        153,447
                                                            ===============
                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                           QUINTEK TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
         FOR THREE MONTHS AND NINE MONTHS ENDING MARCH 31, 2004 AND 2003
                                   (Unaudited)

                                           Three months                      Nine months
                                           ended March 31,                   ended March 31,
                                               2004             2003             2004            2003
                                           --------------   --------------   -------------   --------------
Net revenue                              $        46,775  $       100,838  $      232,200  $       323,449
Cost of revenue                                   38,300           56,510         151,883          169,463
                                           --------------   --------------   -------------   --------------
Gross profit                                       8,475           44,328          80,317          153,986

Operating expenses
        Selling, general and administrative      203,312          161,645         615,770          393,277
        Stock based compensation for services       --            151,000          15,000          223,013

                                           --------------   --------------   -------------   --------------
Total operating expenses                         203,312          312,645         630,770          616,290

                                           --------------   --------------   -------------   --------------
Loss from operations                            (194,837)        (268,317)       (550,453)        (462,304)

Non-Operating Income (expense):
        Investment Income                             16             --                16             --
        Other Income                                (282)          (3,351)       5,564.17           30,665
        Interest expense                          (5,696)         (13,440)        (22,524)         (37,286)
                                           --------------   --------------   -------------   --------------
               Total non-operating                (5,962)         (16,791)        (16,943)          (6,621)
               income (expense
                                           --------------   --------------   -------------   --------------
Loss before income tax                          (200,799)        (285,108)       (567,397)        (468,925)
Provision for income tax                             800             --               800             --
                                           --------------   --------------   -------------   --------------

Net loss                                 $      (201,599) $      (285,108) $     (568,197) $      (468,925)
                                           ==============   ==============   =============   ==============

Basic and diluted net loss per share     $        (0.004) $        (0.006)$        (0.012)$         (0.011)
                                           ==============   ==============   =============   ==============

Basic and diluted weighted average
shares outstanding                             48,749,994       44,577,008      47,798,721       44,577,008
                                           ==============   ==============   =============   ==============

* Weighted average number of shares used to compute basic and diluted loss per share is the same since the effect of dilutive securities is anti-dilutive.

                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                           QUINTEK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
              FOR NINE MONTH PERIODS ENDING MARCH 31, 2004 AND 2003
                                  (Unaudited)
                                                                               2004                2003
                                                                           -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net loss                                                         $     (568,197)     $      (468,925)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
             Depreciation and amortization                                       35,755               27,880
             Stock based compensation for services                               15,000              223,013
             Warrants used for services                                          41,572                 --
             Liabilities in process of conversion                                 1,960                 --
             (Increase) decrease in current assets:
                         Receivables                                             66,098             (126,269)
                         Inventory                                               (8,667)              25,043
                         Other Assets                                             7,728                 --
                         Prepaid Expenses                                       (40,995)                --
                         Investments                                                (16)                --
             Increase (decrease) in current liabilities:
                         Payroll Payables                                        47,449              126,370
                         Unearned Revenues                                       59,150
                         Other liabilities and accrued expenses                (164,852)             (18,195)
                         Accounts payable                                       133,911               (5,358)
                                                                           -------------       --------------
        Total Adjustments                                                       194,093              252,484
                                                                           -------------       --------------
                     Net cash used in operating activities                     (374,104)            (216,441)
                                                                           -------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES
             Acquisition of property & equipment                                (13,412)              (4,000)
             Decrease in other assets                                                 -                2,599
             Increase) decrease in employer receivables                           3,599               (8,010)
                                                                           -------------       --------------
                     Net cash used in investing activities                       (9,813)              (9,411)
                                                                           -------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
             Factored Payables                                                 (126,890)                --
             Proceeds from factor                                                     -               40,000
             Loans Payable - Stockholders                                       211,756               68,900
             Notes Payable                                                        8,224                 --
             Convertible Bonds                                                  (89,200)                --
             Convertible Notes                                                  300,000                 --
             Proceed from issuance of common stock                              109,000              120,200
                                                                           -------------       --------------
                     Net cash provided by  financing activities                 412,890              229,100
                                                                           -------------       --------------

NET INCREASE IN CASH & CASH EQUIVALENTS                                          28,973                 3248

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                       21,162                 2602

                                                                           -------------       --------------
CASH & CASH EQUIVALENTS, ENDING BALANCE                                  $       50,135      $          5850
                                                                           =============       ==============

                   The accompanying notes are an integral part
                    of these unaudited financial statements.

QUINTEK TECHNOLOGIES, INC.
NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1.     Description of business

The Company was originally incorporated under the laws of the State of California on April 16, 1993, as Quintek Electronics, Inc. On January 14, 1999, the Company merged with Pacific Diagnostic Technologies, Inc. in a business combination accounted for as a purchase. The acquisition took place under a plan of reorganization. Quintek Electronics, Inc. ("QEI") became public when it was acquired by Pacific Diagnostic Technologies, Inc. ("PDX") through a reverse merger and Chapter 11 Plan of Reorganization. Under the plan, all assets of QEI were sold to PDX, all PDX management resigned once the Plan was confirmed, and QEI's management and operating plan were adopted by the new operating entity. Shortly after the confirmation of the plan, the name of the reorganized debtor was changed to Quintek Technologies, Inc. ("QTI"). QTI assumed the assets, liabilities, technology and public position of both QEI and PDX. At the time of the merger, PDX was a no operating public entity and QTI has no intention of carrying on the former operations of PDX.

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

2.     Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements of Quintek Technologies, Inc. (the "Company") include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of March 31, 2004, the results of operations for the nine months ended March 31, 2004 and 2003, and cash flows for the nine months ended March 31, 2004 and 2003. The results of operations for the nine months ended March 31, 2004 and 2003, are not necessarily indicative of the results to be expected for the full year or for any future period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2003 Form 10-KSB.

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

Major Customers

The Company had one customer that accounted for 54% of revenue for the nine month period ended March 31, 2004. Accounts receivable from this major customer was $-0- at March 31, 2004.

The Company had two customers that accounted for more than 67% of revenue for the nine months ended March 31, 2003. Accounts receivable from these major customers was approximately $137,649 at March 31, 2003.

Major Suppliers

There are currently only two known suppliers of aperture cards that use dry silver film. A continued supply of aperture card media is crucial to the success of the Company because without cards, customers have no use for the Company's equipment, services and software.

Payroll Taxes-Assumed in Merger

The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance at March 31, 2004 is $96,661.

Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The amount charged to operations for the nine month period ended March 31, 2004 was $5,022. The amount charged to operations for research and development for the nine month period ended March 31, 2003 was $42,375.

Advertising

The Company expenses advertising costs as they are incurred. Advertising expense was $143 and $11,572 for the nine month periods ended March 31, 2004 and 2003, respectively.

Income Taxes

The Company accounts for income taxes using the liability approach to financial accounting and reporting. Current income taxes are based on the year's income taxable for federal and state reporting purposes.

The Company has a deferred tax asset due to net operating loss carry forwards and temporary taxable differences due to stock-based compensation for income tax purposes. The deferred tax asset is $2,560,000 as of March 31, 2004. However, due to the ongoing nature of the losses and the potential inability of the Company to ever realize the benefit, a valuation allowance has been established for 100% of the deferred tax asset. Net operating loss carry forwards expire at various times through the year 2021.

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

The carrying amounts of the Company's financial instruments at March 31, 2004, approximate fair value.

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

4.     Net Loss Per Share

Basic net loss per share is based on the weighted average number of common shares outstanding of 47,595,959 and 44,577,008 for the nine month periods ended March 31, 2004 and 2003, respectively. The basic and diluted net loss per share calculations are the same because potential dilutive securities would have had an antidilutive or immaterial effect.

5.     Convertible Bonds

        ------------------------------------------------------------------- -------------
        Bonds payable with interest at 9%, due on various dates in 2001     $   21,354
        and 2002, convertible to shares of common stock in increments of
        $1,000 or more.
        ------------------------------------------------------------------- -------------
        Bonds payable with interest at 12%, due July 2002, convertible to       41,141
        shares of common stock in increments of $500 or more.
        ------------------------------------------------------------------- -------------
                                                                            $   62,495
        ------------------------------------------------------------------- -------------

Certain of the outstanding convertible bonds have matured as of December 31, 2002. The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds.

Bondholders have been asked to exchange their bonds for Series B preferred stock. As of March 31, 2004, holders of $198,000 of the bonds including accrued interest had acted on this. The $198,000 is included in the liability section of the financials under "Liabilities in Process of Conversion to Stock," since the preferred stock has not been issued.

6.    Convertible Notes

The company issued $ 200,000 convertible notes during the quarter ending March 31, 2004. Each note shall bear a simple interest rate of 10%. Notes will be convertible at six cents into the common stock of the company. The total convertible notes at March 31, 2004 amounted to $ 300,000.

7.     Loans Payable - Stockholder

The Company has borrowed monies from the stockholders. The company borrowed $111,756 from the stockholders during the quarter ending March 31, 2004. The total loans payable to the stockholder at 03/31/2004 amounts to $ 244,056.

8.     Commitments and Contingencies

a)    Operating Leases

The Company leases its California office facility under a non-cancelable operating lease that requires total monthly rental payments of $2,846. The lease expired on March 31, 2002 and the Company has exercised the option to extend the lease an additional 24 months. The lease contains a rental payment escalation clause. The Company leases its Idaho office facility under a month-to-month rental agreement at $1,384 per month. For the nine months ended March 31, 2004, rent expense for these operating leases totaled $ 38,070.

b)    Purchase Obligation

The Company has established a licensing agreement with Qtek Aperture Card AB. Under the agreement, the Company is required to purchase at least 25 of the Q4305 units at approximately $18,000 each before June 30, 2004. As of March 31, 2004, the Company had purchased 15 units under the agreement.

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

Class J - 6,458,384 warrants to purchase common restricted stock with an exercise price of $1.00 per share expired on January 14, 2004.

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

No shares were issued for the quarter ended March 31, 2004.

       b.    Common Stock Reserved

At March 31, 2003, common stock was reserved for the following reasons:

       Conversion of bonds                                   1,763,585 shares
       Exercise of Class J warrants
         classified as stock options                           195,000 shares
       Exercise of Class J warrants                            576,523 shares

       c.    Stock Option Agreements

The Company previously had granted stock options to employees through Class J warrants. As of March 31, 2004 no options were outstanding to employees; however, 195,000 Class J warrants remain outstanding to former employees. The Company did not issue any option in the three month period ended March 31, 2004 and 2003.

The  Company   applies  APB  Opinion  25  in  accounting  for  its  fixed  stock compensation. Compensation cost charged to operations for the nine months ended March 31, 2004 and 2003 was $-0-.

The company issued 200,000 warrants during the quarter for consulting services to be provided over the period of three years beginning February 2004. The fair value of the warrants is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value.

Annual rate of quarterly dividends                        0.00%
Discount rate - Bond Equivalent Yield                     3.50%
Expected life                                             3 years
Expected volatility                                       294%

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

10.    Related Party Transactions

There are no related party transactions during the quarter ending March 31, 2004 and March 31, 2003.

Factoring payable at March 31, 2004 comprises of $20,000 due to a stockholder. There has been no change in Factoring Payable during the quarter ending March 31, 2004.

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

The Company has agreed to issue the Factor 1,500,000 warrants purchasing the Company's stock as a fee for the factoring agreement. The stock issued under the warrants can be purchased at the average closing price of the Company's stock for the 90 days prior to the factoring agreement.

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

Item 2.  Management's Discussion and Analysis

2.1      Results of Operations

Our revenues totaled $232,200 and $323,449 for the 9 months ended March 31, 2004 and 2003, respectively, a decrease of $91,249 (39%) in 2004, primarily due to a decrease in machine sales. Revenues in 2003 resulted primarily from sales of equipment, aperture card media, and maintenance services.

For the nine months ended March 31, 2004 and 2003, cost of sales was $151,883 and 169,463, respectively, an decrease of $17,580 (10%) in 2003. The cost of sales for both periods consisted primarily of labor and production costs.

Operating expenses totaled $ 630,770 for the nine month period ended March 31, 2004 as compared to $ 616,290 for the six month period ended March 31, 2003, a $14,480(2%) increase in 2004, primarily due to a increase in overhead expenses.

During the three months ended March 31, 2004, we sold 14,000 aperture cards, and renewed 1 maintenance contracts completed 3 network upgrades and sold 1 software upgrade.


2.2      Liquidity and capital resources

We have historically financed operations from the issuance of debt, the sale of common stock and the conversion of common stock warrants. On March 31, 2004, we had cash on hand of $50,135 and working capital of ($1,766,964) as compared to cash on hand of $5,850 and working capital of ($1,230,506) at period-ending March 31, 2003.

Net cash used in operating activities of ($374,104) and ($216,441) for the nine months ended March 31, 2004 and 2003, respectively, is attributed primarily to payroll, payables and accounts receivable.

Net cash used for investing activities of ($9,813) for the nine months ended March 31, 2004 and ($9,411) for the nine months ended March 31, 2003.

Net cash provided by financing activities of $412,890 for the nine months ended March 31, 2004 is based primarily on proceeds from convertible notes. Net cash provided by financing activities of $229,100 for the Nine months ended March 31, 2003 is based primarily on proceeds from common stock and convertible bonds

We assumed certain payroll tax liabilities as the result of the merger with Pacific Diagnostic Technologies, Inc., on January 14, 1999. We have negotiated a payment plan with the Internal Revenue Service to pay the payroll taxes assumed in the merger.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

During the three month period ended March 31, 2003, we made offers to all holders of our promissory notes and convertible bonds to convert their bond principal and accrued interest into Preferred stock. As of March 31, 2004, we received commitments to convert $198,268 of debt ($159,000 in principal + $39,268 in accumulated interest) into 724,077 shares of Series A Preferred stock and 648,256 shares of Series B Preferred stock. During October 2003, a convertible bond with a principal amount of $89,200 and accumulated interest of $17,222 was converted into 1,773,695 shares of common stock. The balance of related debt, consisting of $82,495 in principal and $26,768 in accrued interest, still remains outstanding. Interest continues to accrue against the principal of all outstanding bonds. The convertible bonds are unsecured, general obligations of the Company which are convertible into common stock at the option of the holders. The holders of the bonds that are in default have indicated that they do not want to convert their debt to stock and wish to be repaid in cash. At present we do not have funds to repay the indebtedness. We do not know whether we will be able to repay or renegotiate the debt. If we are unable to cure the default or renegotiate our debt, we may not be able to continue as a going concern.

Item 4.  Submission of Matters to a Vote of Security Holders

During the three month period ending March 31, 2004, no matters were submitted to a vote of security holders.

Item 5. Other Information

The Company, through its wholly owned subsidiary, Quintek Services, Inc. (QSI), has entered the multi-billion dollar Business Process Outsourcing (BPO) services industry. This space is estimated to be growing significantly faster than the overall IT market and is currently valued anywhere from $100-$200 billion annually by a number of independent research firms.

The Company has been in the document management space for over ten years as a manufacturer and distributor of patented hardware, software and related services. The Company has many Fortune 1000 customers, and the new expansion is expected to bring rapid and substantial revenue growth,

The Company has drafted a business plan to expand nationally and grow to 38 sales representatives and 20 facilities nationwide The Company has recently signed a number of business development deals to grow and expand this line of business. The Company expects to continue to execute business developments and grow operations along the lines of this plan.

The Company has recently added a number of key employees to facilitate this business expansion. The Company executed an employment agreement as of March 12, 2004 with Bob Brownell, an industry veteran, to serve as President of Quintek Technologies, Inc. Mr Brownell has 25 years sales experience and helped to build operations start business in the same and related industries from the ground upMr Brownell has served in management level positions with companies generating over $400 million from the sales of related services. The Company executed an employment agreement with Chris deLapp as Senior Sales Executive. Mr deLapp has worked with Affiliated Computer Systems (NYSE:ACS), a multi-billion dollar provider of related products and services, for more than 9 years. The Company has executed an employment agreement with Sam Contreras, to serve as Senior Operations Manager. Mr. Contreras has significant relevant experience in setting up and maintaining operations for various companies providing related services nationwide. The Company has executed an employment agreement with other administrative personnel with experience in efficiency evaluations for companies providing related services nationwide.


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

On March 25, 2004 we filed a Report on Form 8-K that described the resignation of Heard, McElroy & Vestal ("HMV") as the Company's its independent public accountants. The decision to resign by HMV did not involve a dispute with the Company over accounting policies or practices. On March 24, 2004, the Company appointed Kabani & Company, Inc., Certified Public Accountants("Kabani") as its new independent public accountants. The decision to retain Kabani was made by the Company's Board of Dirctors.

On March 31, 2004 we filed a Report on Form 8-K that described a letter to shareholders and customers that announced the Company's expansion, through its subsidiary, Quintek Services, Inc. ("QSI"), into the service industry as a
'Business Process Outsourcing' (BPO) services provider. The letter announced employment of a new President of QSI and also disclosed a Company strategy to develop a complete information lifecycle management (ILM) solution for cradle-to-grave document storage.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    QUINTEK TECHNOLOGIES, INC.

Date: May 20, 2004                  /s/ ROBERT STEELE
                                    --------------------------------------------
                                    Robert Steele, Chairman
                                    and Chief Executive Officer

Date: May 20, 2004                  /s/ ANDREW HAAG
                                    --------------------------------------------
                                    Andrew Haag, Chief Financial Officer