Form 10KSB
period 2004-06-30
QUINTEK TECHNOLOGIES INC
filed 2004-10-01
CIK 1107714

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

Mark one:

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                    For the fiscal year ended: June 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               17951 Lyons Circle
                           Huntington Beach, CA 92647
                    ----------------------------------------
                    (Address of principal executive offices)

                     Issuer's telephone number: 714-848-7741

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common stock, no par value

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $298,653.

At September 29, 2004, the aggregate market value of registrant's Common Stock held by non-affiliates was $13,560,766 based on the closing OTC Bulletin Board bid price of $0.19 per share on that date.

At September 29, 2004, a total of 71,372,454 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

                               TABLE OF CONTENTS

ITEM 1      BUSINESS DESCRIPTION
ITEM 2      DESCRIPTION OF PROPERTY
ITEM 3      LEGAL PROCEEDINGS
ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                     5.1   Market for Common Stock
                     5.2   Dividends
                     5.3   Securities Authorized for Issuance Under Equity
                             Compensation Plans
                     5.4   Recent Sales of Unregistered Securities
ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS
ITEM 7      FINANCIAL STATEMENTS
ITEM 8      CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE
ITEM 9      DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
                     9.1   Board of Directors and Executive Officers
                     9.2   Compensation of Directors
                     9.3   Management Committees
                     9.4   Section 16(a) Beneficial Ownership Reporting
                             Compliance
                     9.5   Code of Ethics
ITEM 10     EXECUTIVE COMPENSATION
ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13     EXHIBITS AND REPORTS ON FORM 8-K
                     13.1     Exhibits
                     13.2     Reports on Form 8-K
ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
FINANCIAL STATEMENTS
EXHIBITS


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

Introduction

Quintek Technologies, Inc. (referred to herein as the "Company", "Quintek", "Our", or "We") is a California corporation. Quintek's corporate headquarters are located at 17951 Lyons Circle, California, 92647. Our contact information at that location is: phone number (714) 848-7741, fax number is (714) 848-7701 and our website is www.quintek.com. Our corporate filings with the Securities and Exchange Commission ("SEC")and amendments to these filings, as well as other information is available free of charge at our website soon after such reports are filed electronically with the SEC, or directly on the SEC's website.

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

Business Overview

Quintek Technologies, Inc. has been a manufacturer of hardware and software and a service provider to the corporate and public sector markets since 1991. The Company's new division, Quintek Services, Inc. (QSI) delivers Business Process Outsourcing (BPO) services and Information Lifecycle Management (ILM) solutions to document intensive industries such as healthcare and financial services. The solutions and services the Company provides enable organizations to secure and manage their information and document business processes more efficiently.

QSI provides Business Process Outsourcing (BPO) services to Fortune 500, Russell 2000 companies and public sector organizations. Our BPO services range from the digitizing, indexing and uploading of source documents through simple customer-specific, rules-based decision making.

Quintek Technologies, Inc., sells hardware, software and services for printing large format drawings such as blueprints and CAD files (Computer Aided Design) directly to the microfilm format of aperture cards. Quintek is the only manufacturer of a patented chemical-free desktop microfilm printer for aperture cards.

Recent Business Developments

On February 17, 2004, we announced our Cradle-to-Grave Strategy for providing customer solutions at each stage of the Information Lifecycle from the creation of documents through archival. On March 16, we announced that as our first step in executing this plan, we hired Bob Brownell as President. Mr. Brownell has more than twenty-five years experience in selling and delivering document management solutions. On March 30, 2004, we announced hiring Chris de Lapp as Senior Sales Executive. In five years with ACS, Mr. de Lapp averaged $2.75 million a year in sales, consistently exceeding his sales quote. On April 21, 2004, we announced that we would be entering the rapidly expanding Business Process Outsourcing (BPO) market through our new Quintek Services, Inc. (QSI) division. In June, we announced that FedEx Kinko's has selected Quintek as their scanning partner of choice for their Western Region. On August 5, 2004 we announced that a London Investment Company purchased $2.38 million in Quintek stock. On August 10, 2004 we announced a $3.3 Million Funding Agreement with Golden Gate Investors.

The growth plans for the Company are focused on its new QSI division. This plan will use Quintek and QSI interchangeably. The status of the Chemical-Free Microfilm business is discussed in a section by that name.

Strategy

As companies look to outsource to overseas BPO (Business Process Outsourcing) providers they encounter three problems that Quintek solves. First, finding the right BPO partner is difficult because few overseas BPO providers have an extensive U.S. sales presence. Second, many processes require Information Technology integration and document scanning to be done domestically in order to be performed overseas. Lastly, in the investigative process they often find reasons portions of the process to be outsourced must be done on-site, nearby or within the United States.

Quintek's core competencies are executive level sales skill, BPO (Business Process Outsourcing) project management expertise, specialization in performing high-speed, high-quality document scanning and relationships with all of the partners necessary to deliver a complete solution on and off shore.

Management experience has shown that to sell and deliver a complete BPO solution to a customer, a company must engage a partner or multiple partners during some part of the process of delivering the service. Management has found that profitability in the BPO business comes from specialization. Management believes that the larger companies that attempt to provide all aspects of the BPO solution internally can not compete with Companies like Quintek that offer multi-vendor solutions. Just like Information Technology hardware and software became unbundled into multi-vendor solutions in the 1980's and 1990's, the trend in outsourcing is towards multi-vendor solutions. Quintek has established true partnerships with industry leaders, where we provide important pieces that they do not provide and vice versa, with revenue sharing going both ways.

Quintek will grow rapidly through mutually beneficial business relationships with large organizations that provide a complementary piece of the BPO solution but also require the pieces that Quintek provides. The scope of work for BPO (Business Process Outsourcing) contracts ranges from basic scanning and data entry (Level One BPO) to outsourcing an entire department (Level Five BPO). Quintek focuses on Level One and Level Two. Level Two BPO is higher margin business than Level One because it requires workers trained in the specific vertical who are able to interpret data. Level Two BPO is more complex data entry from multi-page forms. We plan to build an account and revenue base through performing Level One BPO services domestically and reselling Level Two BPO services from offshore providers.

Our business plan requires us to hire and retain talented staff. Management believes that its Incentive Stock Option plan for salespeople and its Operator Incentive Plan (OIP) for production people have been and will continue to be a powerful tool for hiring and retaining staff. Many of Quintek's competitors are not growth stage companies. Quintek employees understand how their efforts can translate directly into increased shareholder value.

Market Trends

Overall BPO Market

Goldman Sachs estimates the BPO market at potentially $ 175-210 billion in annual revenue and growing at a CAGR of roughly 20%, more than twice the projected rate for IT spending.

According to an August 2003, Forrester Research report, the US BPO market will expand to $146 billion in 2008. The report states that "BPO is the first stage in the evolution of process-centric IT." The trend is towards corporations spending more of their IT budgets on services. This provides dramatic costs savings. Rather than companies purchasing hardware, software and labor, they can pay a BPO vendor like Quintek by the claim or by the loan document. In this way they do not carry the cost of infrastructure during unneeded periods.

We expect new companies to take significant roots in this space, apart from established players. Exult and Xchanging are two relatively recent examples.

BPO is the delegation, by the customer, of the operational responsibility for a business process's execution and performance within the customer's environment. It is the recognition that process improvement, not IT technology, has the greatest potential for contribution and that, like IT, depending on the process, that knowledge may not be available internally.

Some of the processes are critical, others are not and some of the critical processes are IT-leverageable, and others are not.

In today's highly competitive, unpredictable and fast-changing marketplace, organizations are challenged with improving productivity and operational efficiency with ever-shrinking budgets. Many executives find that running the enterprise consumes the bulk of their energy. They lack the time and resources to manage non-core, resource-intensive functions properly.

As a result,  many  organizations  are pursuing a Business  Process  Outsourcing
(BPO) strategy that manages these non-strategic business processes. With the right partner, BPO delivers dramatic business value, significant competitive advantage--and peace of mind. Outsourcing operations provides substantial, measurable benefits right away.

Organizations that take advantage of BPO solutions thrive today, even amidst market instability and ever-changing conditions. Allowing BPO suppliers to manage these non-strategic operations provides superior flexibility and makes organizations better able to respond to new and existing business opportunities. Among the benefits of a BPO strategy is the ability of the organization to focus on its core competencies--initiatives that bring in revenue and facilitate profitable growth.

The scope of work for BPO (Business Process Outsourcing) contracts ranges from basic data entry (Level One BPO) to outsourcing an entire department (Level Five
BPO). Quintek focuses on Level Two and Level Three. Level Three BPO is higher margin business because it requires complex data capture from multi-page forms done by operators trained in the vertical who are able to analyze data.

BENEFITS OF BUSINESS PROCESS OUTSOURCING

     o Reduce costs--BPO provides quantifiable benefits through improved efficiencies, lower overhead, reduced payroll and benefit expenses, and fewer capital investments.
     o Improve productivity and operational efficiencies--Non-core business processes, such as human resources and finance and accounting, are critical, but also resource-intensive, time-consuming, and costly. Outsourcing improves operational efficiencies and drastically reduces costs without large, up-front capital investments.
     o Allow organizations to focus on their core business--BPO allows organizations to move non-core business processes to a services provider so that they may focus on the more important strategic, revenue-generating programs that create profitable growth and sustain business success.
     o Ensure best practices, skills, and technology--BPO provides access to proprietary workflow systems, process reengineering skills, and innovative staffing and delivery models, combined with world-class technology delivered by experts.
     o Provide access to scalable operations and on-demand resources--BPO provides the flexibility to respond to a rapidly changing marketplace and scale operations up or down as conditions dictate. In a BPO engagement, the BPO partner delivers access to global staff, processes, resources, and technology--wherever and whenever they are needed.
     o Strengthen clients' competitive position--Organizations can leverage a BPO strategy to improve their financial and competitive positions and differentiate themselves from competitors. BPO results in increased customer satisfaction, more efficient operations, access to global capabilities, increased cash flow, and faster time-to-market.

As an example, Jack Welch, past Chairman & CEO of General Electric who delivered 26 consecutive quarters of profitability said, "70% of our business processes should be outsourced, 70% of which should be offshore, 70% of which should be to India."

Document Management and Imaging Market

In his book, "Business @ The Speed of Thought," Bill Gates writes, "...the paperless office, like artificial intelligence, is one of those 'any day now' phenomena that somehow never seem to actually arrive... paper consumption has continued to double every four years, and 95% of all information in the US remains on paper, compared with just 1% stored electronically. Paperwork is increasing faster than digital technology can eliminate it."

According to a report released last week by research firm IDC, the global document management and imaging outsourcing market reached $13 billion in 2003 and is expected to expand at a compound annual growth rate of 19.7% over the next three years.

The rapid growth of the document management market has been largely unnoticed by industry watchers because it is manifested very differently from industry to industry, IDC noted. While some industries are simply shifting their efforts from paper to electronic media in order to save money, others, such as the health care industry as part of its Health Insurance Portability and Accountability Act requirements, are attempting to implement cross-company document management standards and technologies.

"Growth in this market is being fueled by the rapid adoption of imaging, document, and content technologies overall, user demand for easy access to documents, as well as the evolving need for imaging and document management within particular vertical segments," said Ron Glaz, director of IDC's digital-imaging solutions and services. "In fact, survey participants indicated that the most important factors in choosing an imaging and document management outsourcing vendor is their track record and specific vertical industry expertise."

Because most BPO processes start by capturing data and organizing it into digital formats, the need for service provider support has exploded. Companies wanting to bring unstructured data on line have been faced with the task of converting this information into electronic form. Unstructured data is considered any media in paper, film, fiche or other forms that are not readily available to the knowledge worker.

Companies electing to image capture their paper documents are turning to service providers as a source of digitizing this information. Outsourcing this business to service providers has proven less expensive than hiring permanent staff. Temporary employees have proven ineffective since conversions are not generally done all at once. Companies attempting to purchase all the necessary equipment to do their work in-house cannot keep up with the changing technologies.

Vertical Markets

Quintek is targeting three vertical markets, Mortgage Processing, Healthcare Claims Processing and Accounts Payable processing.

Home Mortgage Processing

In 2002 mortgage originators funded $2.787 trillion in loans, in 2003, hey funded $3,810 trillion in loans and according to the mortgage banker's Association, they forecast that $2,597 trillion will be funded in 2004 and $1.823 trillion in 2005. management believes that 2004 may beat these projections due to the fact that $890 billion funded in the second quarter of 2004.

Sales of new mortgages and refinancings have been driven by historically low interest rates.

Mortgage transactions are paper intensive. Portfolio's of mortgages are traded. Almost every financial services company that generates consumer loans (mortgages, auto, and credit cards) needs to be able to share and exchange documents electronically with outside entities when they are selling the loan asset to another organization. Portfolio's of mortgages are rated A through C. This rating in significantly influenced by the quality of the title documents, HUD forms, ESCROW documents and other closing documents associated with the initial transaction between the home buyer and the original lender. These documents need to pass efficiently between hundreds of people in and out of these financial institutions.

Home mortgage company's primary business is the origination of new loans and refinancings. They are not in the Information Technology or document management business. They make money by charging transaction related fees and completing these transactions quickly and efficiently with the lowest possible sales and marketing costs. Mortgages companies outsource their document processing for two primary reasons. Both sides of the transaction would like to eliminate the costs associated with copying and shipping paper documents, and reduce the risks associated with exposure to market fluctuations. There is a critical need to minimize the amount of time it takes to complete loan sale transfer activities. Additionally, they outsource this document processing to experts in document imaging so that the portfolios have the highest possible value as based on the legibility of the documentation.

Management believes that Quintek is positioned to grow in this sector as the mortgage industry slows down. In the event that growth contracts, this allows finance companies to address their documentation backlog, which results in sales to Quintek. Additionally, once finance companies have to plan on slower growth, they must also concentrate on lowering costs and outsourcing can become an even higher priority.

Healthcare Claims Processing

The overall healthcare market drives more than $1.4 Trillion is sales. The healthcare market is made up of doctors, hospitals, insurance companies, HMO's, equipment suppliers and service providers. Money flows between doctors, hospital and insurance companies based on the acceptance or rejection of individual health care claims.

A new IDC study released on May 25, 2004 shows that U.S. spending on claims process outsourcing services totaled $10.1 billion in 2003, a 6.8% growth over 2002. IDC projects that the market (comprised of the commercial healthcare, government healthcare, and insurance industries) will increase to $15.7 billion in 2008, with a five year compound annual growth rate (CAGR) of 9.1%.

"Despite being a relatively mature market, new growth opportunities are beginning to emerge in the claims process outsourcing market. Early movers are beginning to apply more strategic objectives to outsourcing, and this in turn is helping to drag the claims process outsourcing industry forward, slowly, but surely," said Romala Ravi, program manager, BPO Services.

IDC research indicates that claims process outsourcing, though mature as a concept, is a relatively underpenetrated market. Companies looking to play in this market should set realistic expectations about market demand and adoption, meet demand where it currently exists, grab low-hanging fruit and use these as building blocks towards more comprehensive engagements, and prepare their pursuit teams to speak to and demonstrate both the tactical and strategic benefits of outsourcing.

The two major issues in the heavily regulated health claim industry are service and costs. The health insurance industry is required by law to service their customers. Claims must be paid or denied within regulated timeframes. When claims are not processed within those time limits, expensive penalties are invoked. Service timelines are adversely impacted when additional medical records are required. Claim files are pended until requested documents arrive; and documents must be manually matched to the existing file. Complex claims are more likely to be misplaced because they must be routed to medical review specialists, and quality control. As files are sent from one department to the next, it is more difficult to meet service standards, and keep track of processing timeframes. Paper files compound service inefficiencies because documents and files are lost or delayed in routing. Claims service is expensive. When information isn't available to insured's and providers, it causes repeated phone calls, re-submission of claims, and additional work. The service inefficiencies inherent to paper files generate costs and expensive regulatory penalties.

Accounts Payable Processing

Most large companies can save money be contracting Quintek to outsource back-office functions such as processing their accounts payable. In processing and paying invoices, the focus is on quickly approving payments by extracting data from scanned documents and loading into global, enterprise-wide databases to support decision making such as paying or declining an invoice.

Customers often install and maintain their own Payment Processing Workflow software to review, pay or decline invoices. In order to review and process invoices with such software, the data on the paper invoices has to be scanned, captured and loaded into the client's database or web-based ASP provided by Quintek. Customers outsource this scanning, capturing and loading to Quintek.

Offshore partnerships

To provide Customers with compelling pricing and quality, Quintek electronically delivers work off-shore to India where it is processed and returned to the United States electronically. India is rapidly becoming a leading world supplier of Business Process Outsourcing (BPO) and data conversion services. With the India BPO market growing at a compounded annual growth rate (CAGR) of more than 25 percent, many companies based in the United States are leveraging the compelling advantages of cost, quality and cycle time found in India.

Sales Plan

Overview

Quintek will achieve rapid growth by simultaneously establishing customer relationships directly as well as with national sales partners, large prime contractors and vertical-specific solution\brokers. Quintek will continue to increase revenues through organic growth, and by quickly establishing a national sales foothold using our compelling incentive stock option plan to attract top sales talent. Quintek will continue to expanding to a full national sales staff of thirty-five salespeople, and through strategic acquisitions. Quintek will support rapid growth through two internal processes, the Quintek business unit template procedure and the EIP (Employee Incentive Plan).

Service Offerings

High Speed Scanning at Client Site or QSI Production Center

Fortune 500 companies and other large organizations manage documents using Enterprise Content Management (ECM) systems such as OnBase, Documentum or FileNet. These are very large multi-user databases with a web browser interfaces that allow people all over the world to access and interact with document -based content in an organized manner twenty-four hours a day and seven days a week. For example, a large financial services company might have an ECM system that can support a world-wide staff of 12,000 employees who need to access 30,000,000 pages of data in Adobe .pdf format.

The scope of work for a High Speed Scanning contract will usually include Quintek receiving paper documents and delivering these documents directly into the customer's Enterprise Content Management (ECM) system. Scanning is the process of converting a paper document into a digital image saved in electronic format such as a TIFF or PDF file. High-end scanners are similar to high-end copiers with sheet feeders, but they output electronic files, not more paper. Quintek must provide the ground transportation and secure facility for processing the documents, the trained staff for processing the documents, the expertise to index, scan and categorize the documents, the expertise to re-assemble the original documents in the format and order they were delivered and the expertise to upload the documents and the indexing into the customer's ECM system. This often has to be done in less than 24 hours from receipt of the document.

In its current configuration, Quintek's Huntington Beach facility can convert 60,000 images in an eight hour shift and 2,400,000 per month running two shifts. This would result in approximately $120,000 a month in billings and a gross profit at $0.05 an image of $48,000. Upon subsequent financing, with additional equipment and reconfiguration, this facility has the capability of processing 600,000 images in an eight hour shift. Running two shifts at capacity, the facility could process 13,200,000 documents a month.

Domestic/Offshore Data Entry, OCR, and Indexing

Quintek uses manual and OCR (Optical Character Recognition) technologies to create indexing for converted digital images. Indexing of documents facilitates a more efficient means of retrieving critical documents and information for future use.

Quintek has ensured higher Quality Assurance (QA) standards, by utilizing an "Enter - Enter - Compare" process, whereby two separate operators independently index the same document, then compare results using automated systems. If discrepancies are found between the two separate operator versions, the batch is immediately rejected and routed to a senior project manager for rework.. This six sigma Quality Control (QC) process guarantees clients a 99.5% accuracy rate.

Quintek performs this service in-house or offshore. Services are priced by the keystroke. A typical healthcare claim form may require between 400 and 1000 keystrokes. With volumes in the millions, our customers may pay $0.01- $0.02 per keystroke. Quintek resells this work to offshore partners that perform this service so that Quintek can make 30% to 60% gross margins.

ASP (Application Service Provider) Hosting of Scanned Images

Once images have been scanned, end-user need an ECM (Enterprise Content Management) system such as Hyland Software's OnBase, Documentum or FileNet to use the documents now in digital formats... For customers that do not want to install and maintain their own ECM (Enterprise Content Management) system,

Quintek resells web-based document hosting ASP services from Quintek's partners such as Hyland Software's OnBase or Iron Mountain's Digital Archives. This provides Quintek's clients the efficient and immediate capability of viewing business critical documents on line. Margins for reselling this service are generally good, between 20% and 30% and contracts for this service usually run for many years.

In House Imaging Solutions (Hardware, Software, and Services)

For customers that want to use their digital documents on an in-house ECM (Enterprise Content Management) system, Quintek provides multiple solutions based on the clients needs. Quintek offers system design, professional services and implementation required hardware and software. This service is sold as hardware and software products at a margin as well as labor to perform the installation. Margins range from 20% to 40% depending on the size of the contract.

Mailroom Outsourcing of Inbound Hardcopy or Electronic Mail

The most efficient solution for a customer is for the customer to outsource the mail handling function to Quintek. Quintek physically retrieves the mail directly from the post office through a P.O. Box, sorts, scans and captures key data fields from each document. The scanned images and corresponding data are uploaded directly to the customer's ECM or one of Quintek's ASP (Application Service Provider) partners systems for online viewing by the customer's end user. This service is sold per piece of mail processed. Margins range from 20% to 40% depending on the size of the contract.

Corporate Identity

Quintek's sales force will be selling the "QSI" brand name. QSI is an acronym for Quintek Services, Inc., a wholly-owned subsidiary of Quintek Technologies, Inc. This document uses Quintek and Quintek interchangeably.

Quintek Sales Process

Quintek Value Proposition

The Quintek Value Proposition is that Quintek can significantly reduce our customer's current process overhead. Quintek can change the customer's fixed costs into variable costs and Quintek can deliver a higher quality of service than the customer can achieve internally. A typical Return on Investment (ROI) using Quintek's BPO services can be as fast as 90 days.

Overcoming Sales Objections

The four main sales objections faced by our sales force are the "upside-down" debt-to-equity ratio on our balance sheet, the Company's limited track record, lack of regional or national coverage and Dun & Bradstreet rating the company a 4 on a scale of 1 to 5.

The Company responds to these objections as follows. First, the company has been under new management since 2003 and the historical financials do not represent the capabilities of the current management. The new CEO and CFO of Quintek have collectively raised more than $20 million in financing for growth-stage companies. Second, the new sales and production team at Quintek has more than 60 years of experience delivering BPO (Business process Outsourcing) to Fortune 500 customers. They have been on board at Quintek since April 2004, so the historical financials do not represent the capabilities of the current management. We encourage our customers to look at the track record of the individuals that now make up the new Quintek. Lastly, the Company forecasts that its financials will be consistently improving over the next two quarters.

The Company forecasts that its debt-to-equity ratio's on its balance sheet will be right-side up and that the "going concern" statement will be removed within the next two quarters. The D&B rating of 4 out of 5 was given when the Company's was under previous management and its largest credit line was $10,000. The company currently has more than $300,000 in lease financing. Once the balance sheet is right-side up, the Company will request that D&B re-evaluate its rating.

Quintek's Target Account Profiles

In the initial stage of Quintek's growth, the sales team is putting 50% of their effort into targeting large, multi-year contracts and 50% of their effort into closing smaller one-time jobs.

Managing rapid revenue growth

Quintek will achieve rapid growth by simultaneously establishing customer relationships directly as well as with national sales partners, large prime contractors and vertical-specific solution brokers. Quintek will continue to increase revenues through organic growth, and by quickly establishing a national sales foothold using our compelling incentive stock option plan to attract top sales talent.

Quintek will continue expanding to a full national sales staff of thirty-five salespeople through hiring and through strategic acquisitions. Quintek will support rapid growth through two internal processes, the Quintek Office Template
(QOT) and the EIP (Employee Incentive Plan).

Direct Sales

Quintek currently has one full-time direct sales person. The Company plans to grow this to a national staff of 35 salespeople. The job of Quintek's direct sales team is to identify prospects before they have reached the RFP (Request for Proposal) stage. The job of Quintek's direct sales team is to know that these proposals are being sent out and to receive and respond to them. These senior salespeople are experienced and paid a base salary and a sales commission commensurate with that experience.

National Sales Partners and Prime Contractors

On June 1, 2004,, Quintek signed a sales partner agreement with FedEx Kinko's. FedEx Kinko's has a national corporate sales team of more than 500 salespeople who call on Fortune 500 accounts selling outsourced print room services. They are often selling related services to the same decision makers as Quintek. With the relationship that has been put in place between FedEx Kinko's and Quintek, FedEx Kinko's can resell Quintek's BPO (Business Process Outsourcing) services. The relationship is structured so that FedEx Kinko's can mark-up Quintek's services by 10-20%...

Quintek's sales team has been training FedEx Kinko's on selling Quintek services. Quintek's sales team responds to requests for information from FedEx Kinko's and assists in drafting proposals. Quintek will pursue one other similar prime contractor relationship and then focus on maintaining and supporting those relationships.

Vertical specific solutions brokers

On April 26, 2004,  Quintek  signed an  agreement  with Single  Source  Partners
(SSP). Single Source Partners is a provider of mortgage solutions located in Newport Beach, CA that supplies Business Process Outsourcing (BPO) services in the mortgage industry. SSP is paid by financial institutions to pre-qualify vendors and service providers. SSP also receives a finder's fee from Quintek in the event that Quintek closes a sale with a referral from SSP. SSP and Quintek have identified and are pursuing more than $60 million in potential business from SSP's client companies.

Organic growth

Quintek will place a high priority on prospecting within new accounts. Quintek will maximize the high cost of sales by delivering excellence to the customer, identifying and tracking additional opportunities within existing prospects and by winning subsequent work within newly created accounts. Quintek will look to expand geographically by recruiting new business development representatives with existing books of business.

Initial national presence

A key milestone in the Company's business plan will be when the Huntington Beach offices reaches break-even and 50% of the National Expansion Financing has been secured. Once this milestone has been achieved, Quintek will hire experienced sales people in the Northeast, Southeast and Midwest. Once one of these sales people has a qualified opportunity that Quintek's executive team believes will close if resources are in place, Quintek will fund the necessary resources to close the business. A qualified opportunity in this case would be where Quintek has been short listed for a job that can bill annual revenues of $1,000,000 with a high probability that it will close if resources such as production space, staff and equipment are in place.

National expansion through personal relationships

Another key milestone in the Company's business plan will be when 100% of the lease financing and 100% of the National Expansion Financing has been secured. Once this milestone has been reached, Quintek will make the necessary investment to complete a national sales staff of 35 salespeople. This will be accomplished either through acquisition or from drawing from the Company's personal network or a combination of the two. In the event of hiring new salespeople in new geographies, the same expansion criteria will be used as before.

Sales Incentive Stock Option Plan

Salespeople receive a stock option bonus for meeting specific revenue goals. Details on this compensation plan are outlined in the Appendices.

Growth through Strategic Acquisitions

Quintek plans to retain a business broker to help identify compatible acquisition targets. Quintek will focus on acquisition candidates who have binding long-term profitable contracts with financially stable customers. Quintek will pursue equity-based agreements that will not encumber the company with excessive debt.

Managing Profitability

Quintek's sales people are compensated based on the Gross Profit of the sale. Sales people receive no commission for jobs sold at less than a certain floor Gross Profit percentage. Sales people are provided incentive to maximize Gross Profit.

Managing the Sales Process

Salespeople submit monthly forecasts to the President. The President makes sure that the sales people are focused on the business that makes sense for the company. In Quintek's initial phase this is a balance between large multi-year contracts and small "one-off" jobs. The President makes sure that the sales people are maximizing Quintek's vertical expertise in healthcare and mortgage clients. The President is responsible for making sure that Gross Profit margins are being maintained.

The President submits monthly forecasts to the CEO. The CEO submits monthly forecasts of upcoming capital expenditure requirements to the CFO.

Sustaining a Competitive Advantage

High margins in this industry can be delivered by low employee turnover. Quintek's Employee Incentive Program (EIP) enables Quintek to deliver quality service at less cost than its competitors and provides incentive to its employees to be as productive as possible and to stay at Quintek. Quintek's job costing process and technology enables the Company to measure and reward performance on a quarterly basis. In this way we can pay bonuses to production staff based who exceed productivity targets. Since management believes that Quintek's market value will appreciate, the hourly worker's ability to accumulate stock in this manner can be a powerful incentive to deliver performance and stay with the Company.

Verticals

Quintek is targeting three vertical  markets,  Outsourced  Mortgage  Processing,
Outsourced   Healthcare  Claims  Processing  and  Outsourced   Accounts  Payable
Processing.

Outsourced Mortgage Processing

Data accessibility and storage is a challenging operation for today's mortgage firm to handle efficiently. Lenders spend billions of dollars a year on processing account data, evaluating valuable financial information, and storing data records. Quintek's response to this operations challenge is to provide BPO solutions to clients, accurately and economically.

Quintek's imaging and outsourcing methodology provides data entry, document scanning, mailing operations, and media to media conversions to financial institutions at a fraction of their current operating costs. By lowering the cost to process the average loan through Quintek's services, millions could be saved annually by institutional lenders, thus increasing overall revenue.

Management believes that Quintek's addressable national market for outsourced mortgage processing is between $5 billion and $10 billion. A significant percentage of ACS (NYSE:ACS), SourceCorp (NASDAQ:SRCP) and EDS (NYSE:EDS) revenue comes from outsourced mortgage processing. Management believes that Quintek will continue to win new business in this vertical even if interest rates go up due to the increased need to deliver cost savings.

Outsourced Healthcare Claims Processing

Management believes that Quintek's addressable national market for outsourced healthcare claims processing is in excess of $10 billion. Management believes that there are no foreseeable market trends that could reduce demand for these services in the foreseeable future.
Sales Partnerships

FedEx Kinko's

On June 1, 2004, Quintek signed a sales agreement with FedEx Kinko's, a division of FedEx Corp. (NYSE:FDX). FedEx Kinko's selected Quintek Services, Inc. (QSI), as their preferred Document Imaging & Document Scanning partner for Kinko's Western Region. The partnership also allows the two companies to offer back office outsourcing arrangements to deliver accuracy and efficiency. Quintek's services are a value added upsell to the Kinko's core LOB (Line of Business). The joint business development strategy will primarily focus on active document digitizing as well as back-file conversions in the insurance, healthcare, government and financial market space. This partnership provides clients a
"single source" partner by combining back office outsourcing solutions, professional services and document conversion services.

FedEx Kinko's sales team is reselling the following Quintek services; (1) High Speed Scanning at Client Site or QSI Production Center, (2) Domestic/Offshore Data Entry, OCR, and Indexing, (3) ASP Hosting of Scanned Images, (4) In House Imaging Solutions (Hardware, Software, and Services), (5) Mailroom Outsourcing (Inbound).

The next steps to move this relationship forward are training Kinko's sales team and expanding Quintek's footprint to partner with Kinko's nationally.

Single Source Partners (SSP)

On April 26, 2004,  Quintek  signed an  agreement  with Single  Source  Partners
(SSP). Single Source Partners is a provider of mortgage solutions located in Newport Beach, CA that supplies Business Process Outsourcing (BPO) services in the mortgage industry. SSP is paid by financial institutions to pre-qualify vendors and service providers. SSP also receives a finder's fee from Quintek in the event that Quintek closes a sale with a referral from SSP. SSP and Quintek have identified and are pursuing more than $60 million in potential business from SSP's client companies.

SSP provides small and midsize mortgage companies with negotiated volume pricing and special service level agreements. SSP maintains a "Best in Class" vendor team for their clients. Single Source Partners receives a portion of the revenue that Quintek bills from a referred client. More information on Single Source Partners is available at www.singlesourcepartners.com. The next steps to move this relationship forward are training at Single Source Partners and expanding Quintek's footprint to be positioned to serve SSP's customers nationally.

GCAP Services, Inc. (GCAP)

GCAP is a management consulting firm headquartered in Irvine, CA that provides Business Process and Systems Redesign solutions to the Federal, State and Local Government sector. Together, Quintek and GCAP provide a total end-to-end solution in document management conversions for government clients.

GCAP provides executive, strategic and tactical management consulting services. They assist Federal government and public agencies to meet compliance requirements by the design and implementation of business systems and the establishment of new or streamlined procedures.

A partial list of client that GCAP Services may be able to introduce to Quintek includes County of Orange-California, Judicial Council of California - Administrative Office of the Courts, Los Angeles County Metropolitan Transportation Authority, Los Angeles City Community Redevelopment Agency, Los Angeles County Department of Public Works, United States Navy - Naval Facility Engineering Command. More information about GCAP Services can be found at www.gcapservices.com. The next steps to move this relationship forward are training at GCAP and expanding Quintek's footprint to be positioned to serve GCAP's customers nationally.

Iron Mountain

On May 4,  2004,  Quintek  signed an  agreement  to become a  Certified  Imaging
Partner with Iron Mountain leading provider of Web based document hosting solutions to provide QSI clients the efficient and immediate capability of viewing business critical documents on line.

Iron Mountain Incorporated (NYSE:IRM) provides outsourced records and information management services and has a market capitalization of $4 billion with 2003 revenues of $1.5 billion. The company services more than 200,000 customer accounts throughout the United States, Canada, Europe and Latin America. Iron Mountain offers records management services for both physical and digital media, disaster recovery support services, and consulting.

This agreement with Iron Mountain primarily offers the Iron Mountain salesforce Quintek's BPO services while enabling Quintek to resell web-based document hosting ASP services, which provide Quintek's clients the efficient and immediate capability of viewing business critical documents on line.

The next step with Iron Mountain is to convince their senior management to select QSI as the preferred imaging partner in Southern California. Management believes that additional investment is necessary to expand the capabilities at our Huntington Beach facility before this relationship can move forward.

Examples of Customer Contracts

The scope of work for BPO (Business Process Outsourcing) contracts ranges from basic data entry (Level One BPO) to outsourcing an entire department (Level Five
BPO). Quintek focuses on Level Two and Level Three. Level Three BPO is higher margin business because it requires complex data capture from multi-page forms done by operators trained in the vertical who are able to analyze data.

Mortgage Processing

Mortgage companies may outsource their document process to one or more vendors.

Financial  institutions  manage  documents using Enterprise  Content  Management
(ECM) systems such as OnBase, Documentum or FileNet. These are very large enterprise wide networks utilizing web browser interfaces that allow people all over the world to access and interact with document based repositories in up to 20 language. For example, a large financial services company might have an ECM system that can support a world-wide staff of 12,000 employees who need to access 30,000,000 pages of data in Adobe .pdf format.

The scope of work for a Mortgage Processing contract will usually include Quintek receiving paper documents and delivering these documents directly into the customer's Enterprise Content Management (ECM) system. Quintek must provide the transportation and secure facility for processing the documents, the trained staff for processing the documents, the expertise to index, scan and categorize the documents, the expertise to re-assemble the original documents in their original order and the expertise to upload the documents and the indexing into the customer's ECM system. This often has to be done in less than 24 hours from receipt of the document.

These ECM systems require constant, large scale document processing to input and upload new paper documents. Mortgage companies that decide to outsource send out Requests for Proposals (RFP's). The job of the Quintek sales team is to identify prospects before they have reached the RFP stage and to receive and respond to these RFP's. Quintek prices these jobs by the committed image. A committed image is an image that has been uploaded into the customer's database and written to their mass storage system.

Healthcare Claims Processing

With mortgage documentation the focus is on having digital "copies" of the original loan documents all throughout the process. In processing healthcare claims, the focus is on extracting data from scanned documents into multi-user databases and paying or denying a claim.

Doctors and hospitals are referred to as "Healthcare Providers." Insurance companies are referred to as "Healthcare Payers." Healthcare Payers either maintain their own claim review and payment software or they purchase claim review and payment software as a service from software developers such as MedNet, an ASP (Application Service Provider). In order to review and pay claims, the data on the paper claim has to be extracted and converted into an electronic format. Quintek provides the service of receiving claims in paper form via mail or fax and returning them as digital images with the corresponding data which may sent directly to an ASP for viewing and processing.

Quintek prices these jobs by the scanned image and by the number of claims keyed. Quintek scans the original bill, which results in a digital image saved in electronic format. Quintek sends the scanned images to an offshore partner who performs the Level Three data capture service. The healthcare payer pays Quintek for the entire service. Quintek resells the offshore providers services to the client. Quintek makes between 30% and 60% gross margin on reselling the Level Three BPO data capture service.

Accounts Payable Processing

Most large companies can save money be contracting Quintek to outsource back-office functions such as processing their accounts payable. In processing and paying invoices, the focus is on quickly approving payments by extracting data from scanned documents and loading into global, enterprise-wide databases to support decision making such as paying or declining an invoice.

Customers often install and maintain their own Payment Processing Workflow software to review, pay or decline invoices. In order to review and process invoices with such software, the data on the paper invoices has to be scanned, captured and loaded into the client's database or web-based ASP provided by Quintek. Customers outsource this scanning, capturing and loading to Quintek.

Quintek prices these jobs by the scanned image and by the number of data elements keyed. Quintek scans the original invoice, which results in a digital image saved in electronic format as a TIFF or PDF file. Quintek electronically sends the scanned images to our offshore partner who performs the Level Three data entry BPO service. The customer pays Quintek for the entire service. Quintek resells the offshore providers services to the client. Quintek makes between 30% and 60% gross margin on reselling the Level Two BPO data entry service.

Sales Incentive Plan

Quintek's sales compensation plan is designed for senior salespeople who are experienced and are paid a base salary and a sales commission commensurate with that experience. For a new salesperson in a new territory, billed sales quotas are $500,000 in year one, $800,000 in year two and $1.2 million in year three. Quintek sales people receive a base salary of $75,000. Quintek sales people are compensated based on the Gross Profit of the sale. Sales people receive no commission for jobs sold at less than 20% Gross Profit. Sales commission scale from 4% to 7.5% as Gross Profit goes from 20% to greater than 40%. Salespeople receive a stock option bonus for meeting specific revenue goals. Details on stock option compensation are outlined in the Appendices.

Execution Plan

Currently, Quintek has one office in Huntington Beach and one region, Southern California. We have seven full-time employees in Huntington Beach, a Senior Salesperson, a Project Manager, a Production Manager, an Administrative Assistant and the executive team of CEO, President and CFO.

We have a 7,000 sq. ft. facility that has 3,000 sq. ft. of production space. In its current configuration, Quintek's Huntington Beach facility could process 13,200,000 documents a month.

Our business plan calls for us to expand to profitability within three years with thirty-five salespeople organized into four regions totaling twenty such offices nationwide. To accomplish this goal, we have identified ten key milestones that need to be accomplished.

Managing Profitability

Production   Managers  will  be  compensated   based  on  successfully   raising
profitability.

Template engagement team

During Quintek's initial expansion, each region will need to have three key personnel.

Production Manager. Production Manager is responsible for delivering services to the customer. This includes hiring and supervising production staff and bringing projects in under budget.

Project Manager. Project Manager is responsible for supporting the pre-sales effort involving the development of proposals. Project Manager is responsible for post sales support, customer relations and coordinating the initial implementation of new business. Project Manager is responsible for working with Finance to order equipment based on the day-to-day needs of the project.

Senior Sales Representative. The Senior Sales Representative is responsible for identifying sales prospects, closing sales and is the customer's main contact during implementation.

Leveraging Temporary Labor

Quintek's business model relies heavily on the use of temporary labor. Volume of business can vary dramatically from week to week. Profitability is based on not having any more full-time staff than is necessary.

Production Staff Incentive plan

Quintek's Operator Incentive Program (OIP) enables Quintek to deliver quality at less cost than its competitors and provides incentive to the Company's employees to be as productive as possible and to stay at Quintek.

Maintaining Margins

We plan to minimize layers of management as we grow and reward employees for cost savings. Quintek will cultivate a culture of saving money. Managers will be empowered to award stock options to employees who help save money.

Offshore Partners

Quintek currently has deal-by-deal relationships with offshore BPO providers. Management believes that there is no compelling business reason to seek or offer an exclusive relationship with an offshore BPO provider. There are many skilled offshore providers. Bob Brownell, Quintek President has been to Chennai, India and toured facilities and developed face-to-face relationships with BPO partners that are brought in on a deal-by-deal basis.

Customer Solution Partnerships

Management experience has shown that to sell and deliver a complete BPO solution to a customer, a company must engage a partner or multiple partners during some part of the process of delivering the service. Management has found that profitability in the BPO business comes from specialization. Management believes that the larger companies that attempt to provide all aspects of the BPO solution internally can not compete with Companies like Quintek that offer multi-vendor solutions. Just like Information Technology hardware and software became unbundled into multi-vendor solutions in the 1980's and 1990's, the trend in outsourcing is towards multi-vendor solutions. Quintek has established true partnerships with industry leaders, where we provide specialty services that they do not provide and vice versa, with revenue sharing going both ways.

FedEx Kinko's

On June 1, 2004, Quintek signed a sales agreement with FedEx Kinko's, a division of FedEx Corp. (NYSE:FDX). FedEx Kinko's selected Quintek Services, Inc. (QSI), as their preferred Document Imaging & Document Scanning partner for Kinko's Western Region. The partnership also allows the two companies to offer back office outsourcing arrangements to deliver accuracy and efficiency. The joint business development strategy is primarily focused on active document digitizing as well as back-file conversions in the insurance, healthcare, government and financial market space. This partnership provides clients a "single source" partner by combining back office outsourcing solutions, professional services and document conversion services.

We do not risk losing accounts to FedEx Kinko's because FedEx Kinko's does not sell or market competing services

FedEx Kinko's sales team is reselling the following Quintek services; (1) High Speed Scanning at Client Site or QSI Production Center, (2) Domestic/Offshore Data Entry, OCR, and Indexing, (3) ASP Hosting of Scanned Images, (4) In-House Imaging Solutions (Hardware, Software, and Services) and (5) Mailroom Outsourcing of Inbound mail.

Single Source Partners (SSP)

Single Source Partners is a provider of mortgage solutions located in Newport Beach, CA that supplies Business Process Outsourcing (BPO) services in the mortgage industry. SSP provides small and midsize mortgage companies with negotiated volume pricing and special service level agreements. SSP maintains a "Best in Class" vendor team for their clients. Single Source Partners receives a portion of the revenue that Quintek bills from a referred client. More information on Single Source Partners is available at www.singlesourcepartners.com.

GCAP Services, Inc. (GCAP)

GCAP is a management consulting firm headquartered in Irvine, CA that provides Business Process and Systems Redesign solutions to the Federal, State and Local Government sector. Together, Quintek and GCAP provide a total end-to-end solution in document management conversions for government clients. GCAP provides executive, strategic and tactical management consulting services. They assist Federal government and public agencies to meet compliance requirements by the design and implementation of business systems and the establishment of new or streamlined procedures. More information about GCAP Services can be found at www.gcapservices.com.

Iron Mountain

On May 4, 2004, Quintek signed an agreement to become a Certified Imaging Partner with Iron Mountain. This agreement with Iron Mountain enables Quintek to resell web-based document hosting ASP services, which provides Quintek's clients the efficient and immediate capability of viewing business critical documents on line.

Iron Mountain Incorporated (NYSE:IRM) provides outsourced records and information management services and has a market capitalization of $4 billion with 2003 revenues of $1.5 billion. The company services more than 200,000 customer accounts throughout the United States, Canada, Europe and Latin America. Iron Mountain offers records management services for both physical and digital media, disaster recovery support services, and consulting.

We do not risk losing accounts to Iron Mountain because Iron Mountain does not sell or market competing services.

This relationship with Iron Mountain helps Quintek close sales because through Iron Mountain, Quintek can deliver fast online access to data and images, combining multiple file types on one platform, SAS70 - DOD - HIPAA compliant facility, workflow-enabled, completely secure and quick to implement. Through Iron Mountain, Quintek is providing its clients a system that is fully mirrored and load-balanced with auto-failover capability ensuring access and availability.

Template office

Quintek plans to open four major market BPO facilities and sixteen standard BPO facilities in secondary markets.

Chemical-Free Microfilm (CFM) Business Unit

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

The Aperture Card Market

The segment of the film-based imaging market that addresses large format engineering drawings is called the aperture card market. The aperture card market is made up of hardware and software manufacturers, distributors, maintenance service providers and media and consumables manufacturers. Aperture Cards are produced by many Departments of Transportation, City and County Plan and Permit offices, Power Companies, Federal Agencies such as the Bureau of Land Management. Aerospace companies are required by the Department of Defense to submit documents in Aperture Card format. U.S. Navy ships and submarines maintain their engineering drawings in Aperture Card format.

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

Sales and Marketing

Quintek's CFM Business Unit is primarily engaged in the service and maintenance of the installed base of Q4300 and Q4400 Aperture Card Printers. The company sells maintenance contracts on the installed base of Q43/44XX printers for $10,200. The Company sells upgrades to upgrade the installed base of printers to Windows XP/2000 for $5000.00. The Company sells extended software features to the Q43/44XX printers for $5000.00.

Quintek has determined that in order to grow sales, a redesign of the Q43/44XX printer is required. New management determined that this investment would be at least $250,000. new management has decided that it is in the best interests of Quintek's shareholders to wait until the new QSI services division is profitable before proceeding with investment in the Chemical-Free Microfilm technology.

Manufacturing

Prior to March, 2003, Quintek was dependent upon Kitron / Bofos for manufacturing the 4305 Printer. Since March, 2003, all 4305 printers have been made in Quintek's Idaho facility. As of this writing, Quintek has been unable to obtain the tooling for the 43/44XX printers from Kitron. Kitron believe it is owed $100,000 and will not return Quintek's property. Quintek disputes this debt.

Quintek's supplier of replacement ribbons has discontinued that line of business. Quintek is not currently in possession of tooling for manufacturing new ribbons. Quintek has determined that setting up new tooling for ribbons would cost at least $20,000.

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

ITEM 2 DESCRIPTION OF PROPERTY

On July 31, 2004, we terminated our lease at 537 Constitution Avenue, Suite B, Camarillo, California.

We lease 7,090 square feet for our executive and QSI sales and production offices at 17951 Lyons Circle, California. The lease expires on June 30, 2008, with an option to extend it for four years. Our current monthly lease rate on this facility is $7485.72

We rent, on a month-to-month basis, 1,800 square feet of office and warehouse space at 720 N. 4th Street, Montpelier, Idaho, to manufacture our products and service our customers. Our current monthly rent is $1,384.

ITEM 3 LEGAL PROCEEDINGS

On April 16, 2004, Decision One Corporation filed suit in the County of Bannock, Idaho against us for $22,661.56 for goods provided. Since 2000, Decision One (formerly Imation) has been both a vendor to Quintek and a reseller of Quintek's Q4300 Printers. Quintek filed a counterclaim on August 1, 2004. We assert that Decision One used their authority as a dealer of our product to disparage us, in violation of their dealer agreement and we lost hundreds of thousands in business because of it.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 30, 2004

As of the close of business May 14, 2004, the record date of this meeting and reported the total number of shares outstanding and entitled to vote as 48,884,994. The correct number of shares represented at this meeting was 41,055,287, 84.22% of total shares outstanding. Votes were cast on the following matters.

     1. Robert Steele and Andrew Haag were elected directors of the company to serve for the ensuing year and until their successors are elected and qualify.
     2. Kabani & Co., Certified Public Accountants, was appointed as the independent auditors of the company having received the required percentage of votes.
     3. The proposal to increase the number of authorized shares of common stock to 200,000,000 received the required percentage of votes.
     4. The proposal to authorize the Board of Directors to divide the Preferred Stock into any number of classes or series, fix the designation and number of shares of each such series or class, and alter or determine the rights, preferences, privileges and restrictions of each class or series of Preferred Stock not yet issued received the required percentage of votes.
     5. The proposal to authorize a quorum for any shareholder meeting to be at least one third of the shares entitled to vote received the required percentage of votes.
     6. The proposal to adopt the Quintek Technologies, Inc. 2004 Stock Option Plan received the required percentage of votes.

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

5.1       Market for Common Stock

Since January 14, 1999, our common stock has traded on the OTC Bulletin Board (symbol "QTEK"). On September 30, 2004, there were 495 listed shareholders of record and 2365 non-objecting owners of the stock. The high and low bid prices per share for our stock for each quarter commencing July 1, 2001 and ending June 30, 2004 are listed below. The high and low bid prices per share for our stock for the quarter ending September 30, 2004 were $0.20 and $0.12, respectively. This information was obtained from Media General Financial Services and Reuters.

         1st Quarter       2nd Quarter      3rd Quarter       4th Quarter
         High     Low      High     Low     High     Low      High     Low
FY2002   $0.11    $0.05    $0.39    $0.05   $0.50    $0.09    $0.47    $0.07
FY2003   $0.14    $0.03    $0.13    $0.02   $0.07    $0.03    $0.19    $0.03
FY2004   $0.17    $0.09    $0.19    $0.10   $0.26    $0.13    $0.20    $0.12

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

Our President entered into employment agreements on March 12, 2004 with the Company which grants him the right to earn substantial equity compensation from the Company. QUINTEK will sell him additional shares of common stock (or grant to him rights to purchase additional shares of common stock) in QUINTEK so that, including all options or shares previously issued to or purchased by him, he would own, in the aggregate, shares of common stock or rights to purchase shares of common stock representing five percent (5%) of the current outstanding common stock in QUINTEK on a fully-diluted basis after taking into account the issuance of such additional shares to him and assuming the issuance of all other shares subject to currently outstanding options or warrants. The purchase price for such shares (or the exercise price for such options) will be equal to seventy five percent (75%) of the five day closing average price of the Company's common stock immediately prior to the execution of this Agreement, but they have otherwise not as yet determined how such additional shares and/or options will be issued to him. It is contemplated that QUINTEK and Mr. Brownell will enter into a separate agreement or agreements on these additional shares and/or options within 90 days of the date of this Agreement (or upon the authorization of additional shares by the Shareholders of Quintek.. Specifically, it is presently anticipated that the new stock agreement(s) will have, at minimum, new termination and repurchase provisions, with the termination provisions to be consistent with the termination provisions set forth in this Agreement. The agreement(s) also will contain provisions providing him with pre-emptive rights to purchase additional shares of common stock of QUINTEK under certain circumstances. Options shall vest according to the following schedule: Right to purchase 1.25% of outstanding common stock, upon the authorization of additional shares by the Shareholders of Quintek, assuming that authorization of more shares is approved by the shareholders of the Company, options giving him the right to purchase an additional 1.25% of outstanding common stock at the time of grant, will be granted to him upon the 1 year anniversary of this Agreement for the following three years. In the event of a sale of QUINTEK, or any other event that may impede QUINTEK's ability to fulfill its obligations under this Agreement, all options will immediately vest.

5.4       Recent Sales of Unregistered Securities

To  satisfy  stock  purchase  agreement  totaling  $1,946,000,   Quintek  issued
14,000,000 shares of common stock at $0.139.

The company sold stock totaling $105,000, Quintek issued 1,500,000 shares of common stock to two entities.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our revenues totaled $298,653 and $388,888 for the twelve months ended June 30, 2004 and 2003, respectively, a decrease of $90,235 (23%) in 2004 due primarily to changing the company's sales focus to the services business.

For the twelve months ended June 30, 2004 and 2003, cost of revenue was $184,964 and $261,050 respectively, a decrease of $76,086 (29%). Our cost of revenue for both periods consisted mostly of labor and production costs. Cost of revenue decreased in 2004 due to decreased revenues from changing the company's sales focus to the services business.

Operating expenses totaled $1,083,246 for the twelve-month period ended June 30, 2004 as compared to $822,273 for the prior twelve-month period. The $260,973 (24%) increase in operating expenses is due primarily to investment in the new services business.

We incurred no acquisition expenses in the twelve months ended June 30, 2004 and 2003, respectively.

During the 12 month  period  ending  June 30,  2004,  we sold one  contract  for document services, (19) customer service contracts, (9) network upgrades, (1) unit of QuinPlot software, and 154,000 aperture cards. We expect to continue generating sales revenue from these products in the future.

For the twelve months ended June 30, 2004 and 2003, Total Assets equaled $147,275 and $214,006 respectively, a decrease of $66,731 (31%) primarily due to a decrease in accounts receivable, intangible assets and investments.

For the twelve months ended June 30, 2004 and 2003, Total Current Liabilities equaled $2,177,580 and $1,458,364, an increase of $719,216 (49%) primarily due to financing to grow the business. Quintek executed a financing agreement for a total of $500,000 in convertible notes to KMVI.

For the twelve months ended June 30, 2004 and 2003, Accounts payable and accrued expenses equaled $438,826 and $316,924 (the sum of $116,609 and $200,315),
respectively, an increase of $121,902 (38%) primarily due to accrued legal expenses, leases purchases and office relocation costs to facilitate new revenue streams.

For the twelve months ended June 30, 2004 and 2003, Loans payable from stockholders equaled $244,056 and $32,300 respectively, an increase of $211,756 (650%) primarily due to stockholders loaning free trading shares to the Company to facilitate financing to move the business forward.

For the twelve months ended June 30, 2004 and 2003, Factoring payable equaled $43,230 and $146,890, respectively, a decrease of $103,660 (70%) due to the Company making these payments.

We are currently in default on two outstanding promissory notes totaling $62,495. Interest continues to accrue against the principal. The notes are unsecured. The holders of the bonds that are in default have indicated that they do not want to convert their debt to stock and wish to be repaid in cash. At present we do not have the funds to repay the indebtedness. We do not know whether we will be able to repay or renegotiate this debt. If we are unable to cure the default or renegotiate our debt, we may not be able to continue as a going concern.

We owe $97,000 in payroll withholding taxes that are past due.

Liquidity and Capital Resources

We have historically financed operations from the sale of common stock and the conversion of common stock warrants. At June 30, 2004, we had cash on hand of $15,600 and working capital of $(2,127,979) as compared to cash on hand of $21,162 and working capital of $(1,351,096) at year-end, June 30, 2003.

Net cash used in operating activities of $ (595,947) for the twelve months ended June 30, 2004, is attributable primarily to a net loss of $(998,531) increases in Accounts payable and accrued expenses of $119,040, increases in Payroll and payroll taxes payable of $51,023, Depreciation and amortization of $50,730, a decrease in Accounts receivable of $44,382 and an increase in deferred revenue of $46,006.

There was no Net cash provided by investing activities for the twelve months ending June 30, 2004.

Net cash provided by financing activities was $590,385 for the twelve months ending June 30, 2004. The increase is primarily attributable to proceeds from notes of $500,000, loans from stockholders of $211,756 coupled with a net paydown of factoring payables of $103,660.

On August 4th, 2004 Quintek entered into an agreement with the private equity fund, Golden Gate Investors, based in San Francisco, CA to provide Quintek with $3.3 million in capital. This capital will allow Quintek to move forward and execute its growth plans.

The deal is structured as two year $300,000 convertible notes paying 5 3/4% interest and 3,000,000 warrants to purchase common stock for a period of three years at $1.00. The "Conversion Price" shall be equal to the lesser of (i) $0.50, or (ii) 80% of the average of the 5 lowest Volume Weighted Average Prices during the 20 Trading Days prior to Holder's election to convert, or (iii) 80% of the Volume Weighted Average Price on the Trading Day prior to Holder's election to convert market price of Quintek's common stock prior to conversion. Upon conversion of the note, the fund is obligated to simultaneously exercise the $1.00 warrants providing added funding to the company. The Warrant must be exercised concurrently with the conversion of this Debenture in an amount equal to ten times the dollar amount of the Debenture conversion.

On August 17th, 2004 the company entered into a Securities Purchase Agreement with an individual investor to purchase two (2) convertible debentures each for one hundred thousand dollars ($100,000) paying ten percent (10%). The initial Debenture was purchased at closing. The second Debenture will be purchased within five days of a registration statement being declared effective covering the Conversion Shares and Warrant Shares. Debentures are convertible into the Common stock of the Company. Conversion Price per share shall be the lower of
(i) $0.10 ("Maximum Base Price"); or (ii) in the event the Borrower enters into an agreement subsequent to execution of the Securities Purchase Agreement to sell Common Stock or a convertible instrument that converts into Common Stock prior to conversion of this Debenture at a price less than the Conversion Price of this Debenture, then the Conversion Price of this Debenture shall be immediately reset to a lower Conversion Price equal to that described in the subsequent agreement. Warrants are exercisable at $0.12 into the Common Stock of the Company and expire on August 17, 2007.

On July 29th, 2004 Quintek entered into an Agreement with LANGLEY PARK INVESTMENTS PLC, a London Investment Company to issue 14,000,000 shares of QTEK to Langley in return for 1,145,595 shares of Langley. Fifty percent of Langley shares issued to Quintek under this agreement are to be held in escrow for two years. At the end of two years if the market price for Quintek common stock at or greater than the Initial Closing Price escrow agent will release the full amount. In the event that the market price for Quintek common stock is less than the Initial Closing Price the amount released will be adjusted.

Langley is in the process of attaining listing with the United Kingdom Listing Authority. Langley's initial offering price is 1(pound) (One Pound UK per share). Quintek shares are to be held by Langley for a period of at least two years. Langley shares issued to Quintek are to be free trading. In the event that this transaction does not close the 14,000,000 shares of Quintek held in escrow are to be returned to the Company.

It is estimated that this transaction is expected to be completed and listing achieved by September 30, 2004.

On July 27th, 2004 the Company entered into a Securities Purchase Agreement with an individual investor. This investor purchased a convertible debenture for fifty thousand dollars ($50,000) paying ten percent (10%). The Debenture was purchased at closing. This Debenture was converted into the Common Stock of the Company at a price of $0.10. Warrants are exercisable into at $0.15 into the Common Stock of the Company and expire on July 27th, 2007.

On August 2, 2004, Quintek signed a Master Lease Agreement with Vencore Solutions, LLC, a venture leasing company located in Lake Oswego, Oregon. Under the agreement Quintek established a lease line of credit for up to $240,000 in equipment financing. This is a capital lease where Quintek pays monthly rental rate equal to 3.45% of the total hardware purchases and 6.35% of the total software purchases. The lease term for hardware purchases is 36 months and 18 months for software. The effective annual interest rate is roughly 8%. Purchases made will be recognized both as an asset and as a liability (for the lease payments) on the balance sheet. The firm gets to claim depreciation each year on the asset and also deducts the interest expense component of the lease payment each year. At the end of the lease, Quintek has the option to purchase the equipment or return it. Vencore Solutions received 144,000 warrants for Quintek common stock at $0.10, expiring on August 2, 2007.

We believe that the receipt of net proceeds from the sale of the common stock and the exercise of common stock warrants plus cash generated internally from sales will be sufficient to satisfy our future operations, working capital and other cash requirements for the remainder of the fiscal year. However, if we are unable to raise sufficient capital, we may need to sell certain assets, enter into new strategic partnerships, reorganize the company, or merge with another company to effectively maintain operations. Our audit for the years ended June 30, 2004 and 2003 contains a going concern qualification.

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

The following is a summary description of our current directors, executive officers and significant employees:

Robert Steele, Age 38, Chief Executive Officer and Director
-----------------------------------------------------------
Robert Steele has been the Company's Chief Executive Officer, President, and Chairman of the Board of Directors since January 30, 2003. For nine years, from 1988 through 1998, Mr. Steele served as Corporate Vice President & Chief Technology Officer for CADD Microsystems, Inc. (CMI), currently the leading provider of Autodesk Computer Aided Design software, consulting, training and integration services in the Washington, DC Metropolitan Area. During his time at CMI, the company grew from $50,000 in annual sales to more than $3,000,000. Mr. Steele sold and supervised significant systems integration contracts with clients such as Lucent Technologies, Long Airdox Mining (Division of the Fortune 500 Marmon Group), ABB, GSA (General Services Administration), FAA (Federal Aviation Administration) and NRO (National Reconnaissance Office). Mr. Steele received a Bachelor of Science in Electronic and Computer Engineering from George Mason University in 1988.

Robert Brownell, Age 49, President
----------------------------------
Robert Brownell has been the Company's President since March 2004. Mr. Brownell, has nearly 25 years experience within the Document Management field. Mr. Brownell has more than 20 years experience selling outsourcing at the executive level. His experience ranges from building private companies from start-up to over $16 million in annual revenues to managing operations and sales forces of public companies generating roughly $50-$500 million in annual revenues. Mr. Brownell has a degree in Business Administration and Marketing Management from Mount San Antonio College.

Mr. Brownell was Vice President, Worldwide Channel Sales for Document Control Solutions, Inc., of Fullerton, CA. Document Control Solutions is one of the nation's leading document management systems integrators with revenues of more than $15 million dollars. Mr. Brownell directed all company sales and marketing, administrative infrastructure, project managers and sales engineers. He designed and implemented highly structured business plan which resulted in increased sales and profits beyond company expectations. He led the effort that doubled revenues over three consecutive years. He was personally presented the FileNET Dealer of the Year award in 1997.

In the 1980's, Mr. Brownell was Branch Manager, TAB Products Company of Los Angeles, CA. TAB is a worldwide leader in records and information management systems for active documents. Mr. Brownell had profit and loss responsibility for Los Angeles office with a staff of thirty sales, administrative and service personnel. He grew sales from $500,000 to $5,000,000 over five years.

Andrew Haag, Age 37, Chief Executive Officer and Director
---------------------------------------------------------
Andrew Haag has been the Company's Chief Financial Officer and a Director since January 31, 2003. Prior to that, from December 2002, he was employed by the Camelot Group, Inc., an investment banking firm, to assist its corporate clients on capital structure, the structure of PIPE transactions and the preparation of offering documents. From May 2001, Mr. Haag was employed by Aquasearch, Inc., a publicly held company, where he raised significant funds from private sources, advised its CEO on strategic business development issues and successfully negotiated several contracts to benefit the company. Mr. Haag assisted in drafting corporate business plan, terms of investment, press releases and other corporate documents. From November 1998 through April 2001 he was employed by Nutmeg Securities, Ltd., where he advised institutional and individual clientele on corporate offerings and equity trading, and performed corporate advisory work for both public and private companies. From June 1998 through October 1998 Mr. Haag was a Managing Director of Waldron & Co. Inc., an investment bank located in Irvine, CA.

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

Senior management has significant incentive to stay with the company to execute this plan through stock option grants vesting over a four year timeframe. Compensation detail is available in the Company's public filings.

Experienced Staff

     Quintek has attracted staff members with experience in sales & marketing, operations and administration. Chris de Lapp, Senior Account Executive, served from 1995 to 2002 as Senior Business Development Manager for

     Affiliated Computer Services, Inc. (NYSE:ACS), a $6.5 billion dollar provider of Business Process Outsourcing (BPO) and Information Technology
     (IT) solutions. Sam Contreras, Operations Manager, has more than ten years operations experience completing jobs in this space for major corporations covering all verticals. Laura Reiter, Project Manager, has more than ten years experience in providing efficiency studies and administrative support for two national service providers.

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

9.4      Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, Robert Steele, a current director and Chief Executive Officer, and Andrew Haag, a current director and Chief Financial Officer, have filed a Form 3 to report their appointment to our Board of Directors or as an officer of our Company.

9.5      Code of Ethics

     On June 10, 2003 our board of directors adopted a code of ethics, a copy of which is filed as an exhibit to this report on our 2003 Form 10-KSB, that applies to our principal executive and financial officers. We intend to file amendments, changes or waivers to the code of ethics as required by SEC rules.

ITEM 10 EXECUTIVE COMPENSATION

ITEM 10     EXECUTIVE COMPENSATION

None of our executive officers received a total annual salary and bonus of more than $100,000 for the year ended June 30, 2003. The following table summarizes the yearly compensation of our past and current President for the three years ended June 30, 2003.

                  ----------------- Annual Compensation ------    ---------- Long Term Compensation -------------

                                                                                   Securities
                                              Other Annual        Restricted       Underlying        All Other
Name              Year            Salary      Compensation (3)    Stock Awards     Options           Compensation
----              ----            ------      ----------------    ------------     -----------       ------------
Tom Sims          FY2003       $   19,400       $    1,570             --               --               --
President         FY2002       $   19,500       $    6,106       $   68,000 (4)         --               --

Robert Steele
Chairman &CEO     FY2004       $   72,000             --               --               --               --
President         FY2003          $30,000 (1)   $    2,500             --               --               --

Andrew Haag       FY2004       $   72,000             --               --               --               --
CFO               FY2003          $30,000 (5)         --               --               --               --

Robert Brownell   FY2004          $37,500 (2)         --               --               --               --
President

Notes:
1) Represents compensation received by Steele while serving as our President & CEO from 2/1/03 to 6/30/03 2) Represents compensation received by Brownell while serving as our President from 3/12/04 to 6/30/04
3) These amounts represent the Company's payments to provide an automobile and health insurance for Mr. Sims and Mr. Steele.
4) This represents an issuance of 200,000 shares of restricted common stock valued at $0.06 per share and 800,000 shares of restricted common stock valued at $0.07 per share to or for the benefit of Tom Sims
5) Represents compensation received by Mr. Haag while serving as our CFO from 2/1/03 to 6/30/03.

No Stock Options Were Granted in Fiscal 2003

Quintek did not grant any stock options or stock appreciation rights or Long-Term Incentive Plan Awards to its officers or employees, in the fiscal year ended June 30, 2004.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the ownership of our common stock, as of September 9, 2004 by our directors and significant shareholders. On September 9, 2004, 200,000,000 shares of our stock were authorized and approximately 70,068,566 shares of our common stock were outstanding. This information was given to us by the transfer agent and the numbers are based on definitions found in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934.

                     Shareholder                                 Title                     Shares          %
                     -----------                                 -----                  ------------     -----
Officers, Directors and Key Employees
Robert Steele, CEO and Chairman (1) (2)                 CEO & Chairman                     3,275,297       4.7%
Robert Brownell, President (3) (4)                      President                            861,062       1.2%
Andrew Haag (5) (6)                                     CFO, Director                      3,275,297       4.7%
Kurt Kunz (7)                                           Founder / VP Engineering           3,825,429       5.5%
Key Investors
Zubair Kazi                                             Investor                           4,428,572       6.3%
Institutional Ownership
Langley Park Investments PLC                            Investor                          14,000,000      20.0%
Golden Gate Investors (8)                               Investor                           3,000,000       4.3%

(1)      2,275,297  options to purchase stock at .03 good till September 8, 2009
         (2) 1,000,000 Series A Preferred Stock Convertible into common on a 1 for 1 basis (3) 611,062 options to purchase stock at .10 good till September 8, 2009 (4) 250,000 Series A Preferred Stock Convertible into common on a 1 for 1 basis (5) 2,275,297 options to purchase stock at .03 good till September 8, 2009 (6) 1,000,000 Series A Preferred Stock Convertible into common on a 1 for 1 basis
(7) Includes 142,857 warrants to purchase common stock at $0.13 and 1,100,000 warrants to purchase common stock at $0.175.
(8)      3,000,000  options to purchase  common stock at $1.00 good until August
         2, 2007.

In addition, the company has 495 shareholders of record and 2365 non-objecting owners of the stock.


ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 12 Certain Relationships and Related Transactions

(1) To satisfy stock purchase agreement totaling $1,946,000, Quintek issued 14,000,000 shares of common stock at $0.139.

(2) To satisfy payment of a consulting agreement for 60 days of service, Quintek issued 300,000 shares of common stock.

(3) To a conversion pursuant to a note purchase agreement for $50,000, Quintek issued 500,000 shares of common stock at $0.10.

(4) To satisfy repayment of loans from stockholders totaling $211,056, Quintek issued 4,682,572 shares of common stock, 1,800,000 warrants to purchase common stock at $0.175 expiring 11-6-08, 100,000 warrants to purchase common stock at $0.16 expiring 6-24-06, and 142,857 warrants to purchase common stock at $0.13 expiring 7-23-06 and 400,000 warrants at $0.175 expiring 11-7-08 to three entities.

(5) The company sold stock totaling $105,000, Quintek issued 1,500,000 shares of common stock to two entities.

(6) As compensation for investor relations services, Quintek issued 500,000 shares of common stock to one entity.

(7) As compensation for eleven months of consulting services, Quintek issued 243,888 shares of common stock to one entity.

(8) As compensation for research services, Quintek issued 150,000 shares of common stock to one entity.

(9) To satisfy a conversion of a $20,000 note from Bernadette Haag, Quintek issued 200,000 shares of common stock at $0.10. Mrs. Haag is the mother of Andrew Haag, CFO.

(10) To satisfy an employment agreement, Quintek issued 300,000 shares of common stock.

(11) As compensation for investor relations services, Quintek issued 50,000 shares of common stock.

(12) To satisfy repayment of loans from stockholders totaling $32,300 Quintek has agreed to issue 400,000 shares of common stock, as part of this agreement Quintek is forgiving $6,000 owed to the Company by this stockholder.

(13) To satisfy back payroll and all monies due to prior managements and employees of Quintek totaling $252,213 the Company issued 1,006,854 shares of Series A Preferred stock convertible into Common Stock on a share for share basis with a liquidation preference of $0.25 per share.

(14) To satisfy employment contracts for three executives Quintek issued 2,250,000 shares of Series A Preferred stock. The Series A Preferred Stock is convertible into Common Stock on a one for one basis and has a liquidation preference of $0.25 per share.

(15) To satisfy a past due investor relations agreement, Quintek issued 32,000 Shares of Series B Preferred Stock and 175,000 shares of common stock to one entity. The Series B Preferred Stock is convertible into Common Stock on a five for one basis and has a liquidation preference of $0.25 per share.

(16) To satisfy loans in default totaling $162,064 Quintek issued 648,255 Shares of series B preferred stock to investors. The Series B Preferred Stock is convertible into Common Stock on a five for one basis and has a liquidation preference of $0.25 per share.

(17) To satisfy loans in default totaling $36,204 Quintek issued 724,077 shares of Series A preferred stock to investors. The Series A Preferred Stock is convertible into Common Stock on a one for one basis and has a liquidation preference of $0.25 per share.

(18) To satisfy aged accounts payable totaling $20,148 the Company issued 20,148 shares of Series C Preferred stock. The Series C Preferred Stock is convertible into Common Stock on a twenty for one basis and has a liquidation preference of $1.00 per share.

(19) As compensation for consulting services, Quintek issued 250,000 shares of common stock. The services were not performed and the stock is being returned.

(20) As payment of interest under a purchase order financing agreement, Quintek issued 14,291 shares of common stock.

(21) To satisfy conversion of a note for $106,421.71, Quintek issued 1,773,695 shares of common stock at $0.06 per share.

Class L Warrants have been offered to holders of Class J Warrants as part of an exchange program in which one Class L Warrant is exchanged for two Class J Warrants. Quintek will issue 3,063,432 Class L warrants at a Strike Price of $0.25, with a Term of 1 year using Series A Preferred Stock as Underlying stock convertible to common stock at a ratio of 1:1.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

13.1     Exhibits

Exhibit 1. Employment Agreement between Quintek Technologies, Inc. and Robert Brownell dated March 12, 2004.

13.2     Reports on Form 8-K

On June 7, 2004 we filed a report on Form 8-K that described that on Wednesday, June 2, 2004, Quintek was awarded certification as an Imaging Partner with an international provider of outsourced records and information management.

On April 7, 2004 we filed a report on Form 8-K that described that the Company appointed Kabani & Company, Inc., Certified Public Accountants as its new independent public accountants.

On March 31, 2004 we filed a report on Form 8-K that described that in January the Company announced a new President and a new division of the Company, Quintek Services, Inc. (QSI) to perform Business Process Outsourcing (BPO) services.

On March 24, 2003 we filed a report on Form 8-K that described that he decision of our prior auditors, HMV, to resign did not involve a dispute with the Company over accounting policies or practices.

On February 9, 2004 we filed a report on Form 8-K that disclosed that the Company has recently developed a plan to position Quintek as a mass storage vendor.

On January 2, 2004 we filed a report on Form 8-K that stated that our Board of Directors repealed the Company's existing bylaws and adopted an entire new set of bylaws ("2004 Bylaws"), replacing the previous bylaws.

On June 30, 2003 we filed a report on Form 8-K that stated that on June 2, 2003, Kazi Management VI, LLC ("KMVI") and Quintek Technologies, Inc. ("Quintek") entered into a Purchase Financing Agreement ("Agreement").
ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2004 and 2003 and reviews of the consolidated financial statements included in the Company's Forms 10-QSB were $20,375 for 2003 and $20,000 for 2004.

Audit-Related Fees

For fiscal 2004 and 2003, the Company's auditors did not bill any fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

Tax Fees

No fees were billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2004 and 2003, respectively.

All Other Fees

No fees were billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2004 and 2003.

Audit Committee

The audit committee meets prior to filing of any Form 10-QSB or 10-KSB to approve those filings. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work. Approximately 100% of all fees paid to our independent auditors for fiscal 2004 are pre-approved by the audit committee.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





Date:  September 30, 2004           QUINTEK TECHNOLOGIES, INC.


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





Date:  September 30, 2004             /s/ Robert Steele
                                        ---------------------------------------
                                        Robert Steele, Chief Executive Officer
                                        and Director


Date:  September 30, 2004             /s/ Andrew Haag
                                        ---------------------------------------
                                        Andrew Haag, Chief Financial Officer
                                        and Director

                           QUINTEK TECHNOLOGIES, INC.
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders and Board of Directors
Quintek Technologies, Inc

We have audited the accompanying balance sheet of Quintek Technologies, Inc (a California Corporation) as of June 30, 2004 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quintek Technologies, Inc as of June 30, 2004 and the results of its operations and its cash flows for the year ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 21 to the combined financial statements, the Company's significant operating losses and insufficient capital raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in
Note 21. The combined financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ KABANI & COMPANY, INC.
---------------------------------
Fountain Valley, California
September 21, 2004

                           QUINTEK TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2004


                                     ASSETS
                                     ------

                 CURRENT ASSETS:

      Cash & cash equivalents                                       $ 15,600
      Accounts receivable (net of allowance for doubtful accounts
      $15,179)                                                        28,736
      Prepaid expenses                                                 5,264
                                                                    --------
            Total current assets                                      49,600

PROPERTY AND EQUIPMENT, net                                           73,419

OTHER ASSETS:
      Deposits                                                         8,416
      Intangible assets, net                                          14,951
      Other assets                                                       889
                                                                    --------

                                                                        $147,275
                                                                    ========



   The accompanying notes are an integral part of these financial statements.

>


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

                 CURRENT LIABILITIES:

      Accounts payable & accrued expenses                            $    438,826
      Factoring payables                                                   43,230
      Payroll and payroll taxes payable                                   187,138
      Payroll taxes assumed in merger                                      96,661
      Current portion of long-term debt                                    47,504
      Loans payable-stockholders                                          244,056
      Convertible bonds                                                    62,495
      Convertible notes                                                   500,000
      Deferred revenue                                                     87,040
      Liabilities in process of conversion to stock                       470,629
                                                                     ------------
            Total current liabilities                                   2,177,580

      Long term debt , net of current portion                              63,379

STOCKHOLDERS' DEFICIT
      Common stock, .001 par value; authorized shares 50,000,000
        issued and outstanding  shares 48,749,994                         487,500
      Additional paid in capital                                       20,475,680
      Shares to be issued-Series A Preferred stock, 250,000 shares         40,000
      Unamortized consulting fees                                         (35,798)
      Accumulated deficit                                             (23,061,065)
                                                                     ------------
            Total stockholders' deficit                                (2,093,683)


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $    147,275
                                                                     ============



   The accompanying notes are an integral part of these financial statements.

                           QUINTEK TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                            2004             2003
                                                        ------------    ------------

Net revenue                                             $    298,653    $    388,888

Cost of revenue                                              184,964         261,050
                                                        ------------    ------------

Gross profit                                                 113,689         127,838

Operating expenses
        Selling, general and administrative                  960,209         601,090

        Inventory write off                                   35,259            --

        Impairment - investment                               28,778            --
        Stock based compensation for services                 59,000         221,183
                                                        ------------    ------------
Total Operating Expenses                                   1,083,246         822,273

                                                        ------------    ------------
Loss from Operations                                        (969,557)       (694,435)

Non-operating income (expense):
        Gain on investments                                       16          19,792
        Other income                                             157          17,500

        Interest income                                       11,136            --
        Interest expense                                     (39,483)        (43,910)
                                                        ------------    ------------
Total non-operating income (expense)                         (28,174)         (6,618)

                                                        ------------    ------------
Loss before provision for income taxes                      (997,731)       (701,053)


Provision for income taxes                                       800            --

                                                        ------------    ------------
Net loss                                                $   (998,531)   $   (701,053)
                                                        ============    ============

Basic and diluted net loss per share                    $      (0.02)   $      (0.01)
                                                        ============    ============

Basic and diluted weighted average shares outstanding     48,164,549      46,762,008
                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                                                     QUINTEK TECHNOLOGIES, INC.
                                                 STATEMENTS OF STOCKHOLDERS' DEFICIT
                                             FOR THE YEARS ENDED JUNE 30, 2004 AND 2003
                          Common stock
                    ---------------------------                                      Un-                            Total
                                                    Additional     Shares         amortized        Accum-           stock-
                                                     paid in       to be          consulting       ulated          holder's
                      Shares         Amount          capital       issued            fees          deficit          deficit
                    ------------   ------------   ------------   ------------   ------------    ------------    ------------
Balance at June       40,162,008   $    401,620   $ 19,997,017   $       --     $       --      $(21,361,481)   $   (962,844)
30, 2002

Stock issuances        6,600,000         66,000        266,383           --             --              --           332,383


Warrant issuances           --             --           20,691           --             --              --            20,691

Allowance on
subscription
receivable                  --             --           42,689           --             --              --            42,689

Net loss for the
year ended June
30, 2003                    --             --             --             --             --          (701,053)       (701,053)
                    ------------   ------------   ------------   ------------   ------------    ------------    ------------

Balance at June
30, 2003              46,762,008        467,620     20,326,780           --             --       (22,062,534)     (1,268,134)

Issuance of
shares for
services                 200,000          2,000         13,000           --             --              --            15,000

Issuance of
shares for
conversion of
bond and interest      1,773,695         17,737         88,685           --             --              --           106,422

Issuance of
shares for debt
settlement                14,291            143          1,643           --             --              --             1,786

250,000 shares of
Pref. stock to be
issued for
compensation                --             --             --           40,000           --              --            40,000

Common stock
options granted             --             --            4,000           --             --              --             4,000

Issuance of stock
warrants                    --             --           41,572           --          (35,798)           --             5,774

Net loss for the
year ended June
30, 2004                    --             --             --             --             --          (998,531)       (998,531)
                    ------------   ------------   ------------   ------------   ------------    ------------    ------------
Balance at June
30, 2004              48,749,994   $    487,500   $ 20,475,680   $     40,000   $    (35,798)   $(23,061,065)   $ (2,093,683)
                    ============   ============   ============   ============   ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                           QUINTEK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                                    2004           2003
                                                                                 -----------     ----------
      CASH FLOWS FROM OPERATING ACTIVITIES:
              Net loss                                                             $(998,531)   $(701,053)
              Adjustments to reconcile net loss to net cash
                 used in operating activities:
                   Depreciation and amortization                                      50,730       46,195

                   Impairment of investment                                           28,778         --

                   Inventory write off                                                35,259         --

                   Issuance of stock for services                                     15,000      221,183

                   Issuance of stock issued for interest payment                      17,222         --

                   Shares to be issued for compensation                               40,000         --

                   Issuance of warrant for service                                     5,774         --
                   Stock options
                   granted                                                             4,000

                   Subscription receivable forgiven for services                        --         42,689
                   (Increase) decrease in current assets:
                          Accounts receivable                                         44,382      (45,906)

                          Inventory                                                  (30,888)      53,055

                          Other assets                                                 3,593       (4,279)

                          Prepaid Expenses                                             3,353         --

                          Deposits                                                    (6,021)       2,599

                          Investments                                                    (16)     (19,792)
                   Increase (decrease) in current liabilities:
                          Accounts payable and accrued expenses                      119,040       82,135
                          Payroll and payroll taxes payable                           51,023       80,806

                          Payroll taxes assumed in merger                            (26,611)        --
                          Deferred revenue                                            46,006       13,148

                          Liabilities in process of conversion to stock                1,960         --
                                                                                   ---------    ---------
              Total Adjustments                                                      402,584      471,833
                                                                                   ---------    ---------
                           Net cash used in operating activities                    (595,947)    (229,220)
                                                                                   ---------    ---------
(continued)


      CASH FLOWS FROM INVESTING ACTIVITIES

                   Payments for property & equipment                                    --         (5,803)

                   Proceeds from sale of investment                                     --         19,792

                   Decrease in employee receivables                                     --         (1,199)
                                                                                   ---------    ---------
                           Net cash provided by investing activities                    --           12,790
                                                                                   ---------    ---------

      CASH FLOWS FROM FINANCING ACTIVITIES:

                   Subscriptions receivable                                             --         12,200

                   Payments on factoring payables                                   (131,885)        --
                   Proceeds from factor                                               28,225      126,890
                   Proceeds (payment) on loans from stockholders                     211,756       (4,100)

                   Payments on notes payable                                         (17,711)        --

                   Proceeds from convertible notes                                   500,000         --

                   Proceeds from issuance of common stock                               --        100,000
                                                                                   ---------    ---------
                           Net cash provided by  financing activities                590,385      234,990
                                                                                   ---------    ---------

                 NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                   18,560       (5,562)


                 CASH & CASH EQUIVALENTS, BEGINNING BALANCE                           21,162        2,602

                                                                                   ---------    ---------

                 CASH & CASH EQUIVALENTS, ENDING BALANCE                           $  15,600    $  21,162
                                                                                   =========    =========


   The accompanying notes are an integral part of these financial statements.

                           QUINTEK TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

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

On February 24, 2000, the Company acquired all of the outstanding common stock of Juniper Acquisition Corporation ("Juniper"). For accounting purposes, the acquisition was treated as a capitalization of the Company with the Company as the acquirer (reverse acquisition).

The Company was established for the primary purpose of developing, manufacturing, and distributing the 4300 Aperture Card Imaging System technologies, used for recording digital images on aperture card media ("the 4300 system").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASETS

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

Cash and cash equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $15,179 as at June 30, 2004.

Inventories

Inventories are valued at the lower of cost (determined on FIFO, first-in, first-out) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to there market value, if lower.

Equity Method of Accounting for Investments

Investments in companies in which the Company has a 20% to 50% interest or has significant influence over the operating and financial policies of the investee are carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses.

Property & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line over the estimated useful lives (3-7 years) of the assets.

Intangible Assets

Intangible assets consist of patents and purchased proprietary processes and are being amortized using straight-line method over their remaining useful lives of 4 years. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill after July 1, 2002 is being evaluated in accordance with SFAS No. 142. The SFAS No. 142 is applicable to the financial statements of the Company beginning July 1, 2002.

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Accounts payable & accrued expenses

Accounts payable and accrued expenses consist of the following:

            Accounts payable                            $  203,612
            Accrued expenses                               235,214
                                                        -----------
                                                        $  438,826


Software development costs

The Company has adopted Statement of Position 98-1 ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", as its accounting policy for internally developed computer software costs. Under SOP 98-1, computer software costs incurred in the preliminary development stage are expensed as incurred. Computer software costs incurred during the application development stage are capitalized and amortized over the software's estimated useful life.

The Company makes on-going evaluations of the recoverability of its capitalized software by comparing the amount capitalized for each product to the estimated net realizable value of the product. If such evaluations indicate that the unamortized software development costs exceed the net realizable value, the Company writes off the amount which the unamortized software development costs exceed net realizable value.

Advertising

The Company expenses advertising costs as incurred. Advertising expense was $792 and $236 for the years ended June 30, 2004 and 2003, respectively.

Research and Development

Expenditures for software development costs and research are expensed as incurred. The amounts charged to operations for the years ended June 30, 2004 and 2003 were $5,026 and $58,000, respectively.

Income taxes

Deferred taxes are provided for on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. For the year ended June 30, 2004, such differences were insignificant.

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company's board of directors authorized a stock award and long-term incentive plan which includes stock appreciation rights and certain stock incentive awards. The plan was approved by the shareholders as of June 30, 2004.

Fair value of financial instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Revenue Recognition

Revenue is recognized when earned. The Company recognizes its revenue in accordance with the Securities and Exchange Commissions ("SEC") Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104") and The American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended as amended by SOP 98-4 and SOP 98-9.

Issuance of shares for service


The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. After adoption, the Company is required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The Company has complied with the requirements of SFAS 133, the effect of which was not material to the Company's financial position or results of operations as the Company does not participates in such activities.

Reporting segments

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. Currently, SFAS 131 has no effect on the Company's consolidated financial statements as substantially all of the Company's operations are conducted in one industry segment.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current year's presentation.

Recent Pronouncements

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Companies' interim reporting period ending January 31, 2003.

In  compliance  with FAS No. 148,  the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation plan as defined by APB No. 25 and has made the applicable disclosures below.

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the year ended June 30, 2004 and 2003, as follows ($ in thousands, except per share amounts). :

                                                      Year ended June 30
                                                     2004           2003
                                                  ------------   ----------
           Net loss - as reported               $       (999)     (701)

            Stock-Based employee compensation
              expense included in reported net
   income, net of tax                                    --        --

 Total stock-based employee
   compensation expense determined
   under fair-value-based method for all
   rewards, net of tax                                     (8)     --
                                                 ------------   ----------

 Pro forma net loss                              $     (1,006)     (701)
                                                 ============   ==========
Earnings (loss) per share:

 Basic, as reported                              $   (0.02)      $(0.01)
 Diluted, as reported                            $   (0.02)      $(0.01)
 Basic, pro forma                                $   (0.02)      $(0.01)
 Diluted, pro forma                              $   (0.02)      $(0.01)


On May 15 2003, the FASB issued FASB Statement No. 150 ("SFAS 150"), Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the statement of financial position. Further, SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) Mandatorily redeemable instruments b) Financial instruments to repurchase an entity's own equity instruments c) Financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. For private companies, mandatorily redeemable financial instruments are subject to the provisions of SFAS 150 for the fiscal period beginning after December 15, 2003. The adoption of SFAS No. 150 does not have a material impact on the Company's financial position or results of operations or cash flows.

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46R). FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities. The Company does not hold any variable interest entities.

3.       INVENTORIES

Inventory consists of parts and supplies. The Company recorded an allowance of obsolesce amounting $ 35,259 as on June 30, 2004. As a result, 100% of inventory totaling $332,904 was reserved for obsolescence.

4. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2004, consists of the following:

                Computer and office equipment   $ 111,752
                Machinery and equipment            48,670
                Other depreciable assets          102,880
                Furniture and fixture              33,518
                                                ---------
                                                  296,820
                Accumulated depreciation         (223,401)
                                                ---------
                                                $  73,419


5. INTANGIBLE ASSETS

Net intangible assets at June 30, 2004 were as follows:

                 Patents and proprietary processes   $ 136,067
                 Accumulated amortization              121,116
                                                     ---------
                                                     $  14,951

Amortization expense for the Company's current amortizable intangible assets over the next fiscal year is estimated to be:

                         2005                        $  14,951

6. IMPAIREMENT OF INVESTMENT

The investments held by the Company consisted of a 49% ownership interest in Qtek Aperture Card AB, a Swedish corporation and a 8.54% ownership in PanaMed Corp. The investment in Qtek was accounted for using the equity method of accounting due to the significant influence that the Company had over its investee. The PanaMed investment was accounted for using the equity method for the year ending June 30, 2002; The PanaMed investment is accounted for at cost, which is zero. The total value of the Qtek Aperture AB investment amounted to $28,778 at June 30, 2004. On June 30, 2004, the Company evaluated its investment according to FASB 144 and recognized an impairment loss equal to the book value of these intangible assets amounting $28,778.

7. EMPLOYEE RECEIVABLES

             Notes receivable from officers, unsecured,
             due on June 30, 2019, interest at 4%              $ 377,649

             Interest receivable in connection with
             above notes receivable                                15,559
                                                               ----------

393,208
             Valuation allowance                                (393,208)
                                                                ---------
                                                                    --
                                                                =========

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

At June 30, 2004, the Company had a factoring payable balance of $43,230.

9. PAYROLL TAXES-ASSUMED IN MERGER

The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance was $96,661 at June 30, 2004. The Company is delinquent on payments of these payroll tax liabilities.

10. LONG TERM PAYABLES

Lease payable, interest at 7.9% to 15%, due various dates   $ 55,367
in 2005 to 2008
Note payable, DFS, interest at 15.99%, due Jun & Jul 2006      3,669
Notes payable, AP conversion, interest at 8%, due 2006        51,847
                                                            --------
                                                            $110,883
Current portion                                               47,504
                                                            --------
                                                              63,379

            The future maturity of the long term payables is as follows:

                                2005                        $ 47,504
                                2006                          43,122
                                2007                          19,243
                                2008                           1,014
                                                           ----------
                                Total                      $ 110,883
                                                           =========
11. CONVERTIBLE BONDS

         Bonds payable with interest at 9%, due on various
         dates in 2001 and 2002, convertible to shares of
         Common stock in increments of $1,000 or more.      $   21,354

         Bonds payable with interest at 12%, due July 2002,
         convertible to shares of common stock in increments
         of $500  or  more.                                     41,141
                                                            ==========

                                                            $  62,495
                                                            =========

Certain of the outstanding convertible bonds have matured as of December 31, 2002. The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds.

Bondholders have been asked to exchange their bonds for Series B preferred stock. As of June 30, 2004, holders of $198,000 of the bonds including accrued interest had acted on this. The $198,000 is included in the liability section of the financials under "Liabilities in Process of Conversion to Stock," since the preferred stock has not been issued.

12. CONVERTIBLE NOTES

The company issued $500,000 convertible notes during the year ended June 30, 2004. Each note bears a simple interest rate of 10%. Notes are convertible to the common stock of the Company at $.06. Additionally, the holder will receive one bonus warrant for each conversion share. Each bonus warrant will be exercisable for a period of 5 years from the date of issuance into one share of common stock at a price of $.10.

The total interest on these convertible notes for the year ended June 30, 2004 amounted to $15,177.

13. LIABILITIES IN PROCESS OF CONVERSION TO STOCK

The Company has a total of $470,629 liabilities in process of conversion to stock as of June 30, 2004. This amount consists of the following:

                  Bond payable                                  $198,268
                  Accounts payable                                20,147
                  Payrolls payable                               252,214
                                                                ---------
                                                                $470,629

Bonds for $188,268 are convertible to one share of Series A Preferred stock for each $.05 of debt owed by the Company. Remaining $10,000 bond is convertible to one share of Series B Preferred stock for each $.25 of debt owed by the Company.

Accounts payable are convertible to one share of Series C Preferred stock for each $1.00 of payable owed by the Company.

Payrolls payable are convertible to one share of Series A Preferred stock for each $.25 of debt owed by the Company.

14. LOANS PAYABLE - STOCKHOLDERS

The company has a loan payable balance of $244,056 to the stockholders at June 30, 2004. These loans are interest free, unsecured and due on demand.

15. STOCKHOLDERS' EQUITY

a.       Common Stock and Warrants

The Company has authorized 50 million shares of common stock with a par value of $0.001 per share. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares. During the year ended June 30, 2003, the Company established the Class L warrants and initiated the process of establishing the Class A Preferred stock which underlies these warrants.

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

Class L - warrants were established in March 2003, with an exercise price of $.25 per share, an expiration date of January 14, 2005 and Series A Preferred as underlying stock. As of June 30, 2004, holders of Class J exchanged their warrants for 3,063,432 Class L Warrants.

At June 30, 2004, the outstanding warrants of classes A, B, C, D, E, F, G, H, I and J have expired.

During the year ended June 30, 2004, 200,000 shares of common stock were issued for services valued at $15,000.

During the year ended June 30, 2004, 1,773,695 shares of common stock were issued for conversion of bond amounting $106,422.

During the year ended June 30, 2004, 14,291 shares of common stock were issued for debt settlement amounting $1,786.

During the year ended June 30, 2004, 200,000 shares of warrants were issued for consulting services for three years beginning February 2004, valued at $41,572. $5,774 was amortized during the year ended June 30, 2004. The fair value of the warrants is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value.

Annual rate of quarterly dividends                         0.00%
Discount rate - Bond Equivalent Yield                      3.50%


Expected life                                             3 years
Expected volatility                                        100%


       b.    Common Stock Reserved

At June 30, 2004, common stock was reserved for the following reasons:

        Outstanding convertible bond                           151,919 shares
        Exercise of Class L warrants                          3,063,432 shares

       c.    Stock Option Agreements

The Company granted 200,000 stock options to two employees during the year ended June 30, 2004.

The Company recorded $ 4,000 as compensation expense due to issuance of the options, during the year ended June 30, 2004.

The number and weighted average exercise prices of options granted by the Company are as follows:

                                                      Outstanding
                                            Options     Weighted
                                            Number      Average
                                              of       Exercise
                                            Options        Price
                                           ---------   ---------
               Outstanding June 30, 2002   2,015,000   $    1.01
               Granted during the year             0           0
               Exercised                           0           0
               Expired/forfeited                   0           0
                                           ---------   ---------
               Outstanding June 30, 2003   2,015,000   $    1.01
               Granted during the year       200,000   $    0.13
               Exercised                           0           0
               Expired/forfeited                   0           0
                                           ---------   ---------
               Outstanding June 30, 2004   2,215,000   $    0.93
                                           =========   =========

Following is a summary of the status of options outstanding at June 30, 2004:

                                    Outstanding Options                 Exercisable Options
                                        Weighted
                                         Average        Weighted        Weighted
                                        Remaining       Average         Average
                                       Contractual      Exercise        Exercise
Exercise Price       Number              Life            Price          Number            Price
--------------      ---------     ------------------ -------------     ------------     -----------
$ 1.00-4.00        2,015,000           7 months        $ 1.01           2,015,000        $  0.93
$ 0.13               200,000           9 months        $ 0.13             200,000        $  0.93

Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions for the year ended June 30, 2004 and 2003 was as follows:

                  Expected life (years)                         1  year
                  Risk-free interest rate                    1.40% and 3.40%
                  Dividend yield                                0% and 0%
                  Volatility                                 45% and 100%


      d. Stock transactions approved by the shareholder's

At the annual meeting of the shareholders held June 30, 2004, the shareholders approved by a majority vote to increase to 200,000,000 shares, no par value common stock, and 50,000,000 shares no par value, preferred stock which the corporation shall have authority to issue. The board of directors is authorized to divide the preferred stock into any number of classes or series, fix the designation and number of shares of each such series or class and alter or determine the rights, preferences, privileges and restrictions of each or series of preferred stock

Series A Preferred Stock

The general terms of the Series A Preferred Stock is as follows: Par value - $0.00; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:1 ratio ; Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At June 30, 2004, the Company had 250,000 shares of Series A Preferred Stock to be issued valued at $40,000 for the compensation.

Series B Preferred Stock

The general terms of the Series B Preferred Stock is as follows: Par Value - $0.00; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:5 ratio (i.e. 1 share of Series B Preferred stock is convertible into 5 shares of common stock) ; Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote.

Series C Preferred Stock

The general terms of the Series C Preferred Stock is as follows: Par value - $0.00; Liquidation Preference - $1.00 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $.0005 per share when as declared by the Board of Directors; Conversion Rights - 1:20 ratio (i.e. 1 share of Preferred Series C stock is convertible into 20 shares of common stock); Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at the rate of $1.00 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $.0005 annually per share.; Voting Rights - one vote per share on all matters requiring shareholder vote.

Liabilities in process of conversion to stock:

The Company has entered into agreements with various vendors and employees to convert their liabilities into the above, three preferred series of stock pending approval of same. The conversion rate varies. (note 13)

16. INCOME TAXES

The Company accounts for income taxes using the liability approach to financial accounting and reporting. The Company has a deferred tax asset due to net operating loss carryforwards and temporary taxable differences due to stock-based compensation for income tax purposes. Through June 30, 2004, the Company incurred net operating losses for federal tax purposes of $8,000,000. The net operating loss carryforward may be used to reduce taxable income through the year 2024. The availability of the Company's net operating loss carryforwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The deferred tax assets are $3,057,951 and $2,718,450 as of June 30, 2004 and 2003, respectively. However, due to the ongoing nature of the losses and the potential inability of the Company to ever realize the benefit, a valuation allowance has been established for 100% of the deferred tax asset. Net operating loss carryforwards expire at various times through the year 2023.

The effects of temporary differences that give rise to significant portions of the deferred tax benefit for the years ended June 30, 2004 and 2003 are presented below:

                                  2004         2003
                                  -----        -----

Net operating loss              319,441     163,156
Stock-based compensation         20,060      75,202
                               --------    --------
                                339,501     238,358

Less-valuation allowance       (339,501)   (238,358)
                               --------    --------
                       Total       --          --
                               ========    ========


The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                               June 30,     June 30,
                                                 2004         2003
                                               --------     --------

Tax expense (credit) at statutory rate-federal   (32)%       (32)%
State tax expense net of federal tax              (8)         (8)
Permanent differences                              1           1
Valuation allowance                               39          39
                                               --------     -------
Tax expense at actual rate                        --          --
                                               ========     =======



17. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $-0- for income tax during the years ended June 30, 2004 and 2003. The Company paid $29,937 and $14,256 interest during the years ended June 30, 2004 and 2003, respectively.

The cash flow statement for the year ended June 30, 2004 does not include the following non-cash investing and financing transactions;

     o 200,000 shares of common stock were issued for services valued at $15,000.
     o 1,773,695 shares of common stock were issued for conversion of bond amounting to $106,422.
     o 14,291 shares of common stock were issued for debt settlement amounting $1,786.
     o Machinery and equipment was acquired through financing agreements in the amount of $67,125.
     o Accounts payable were converted to notes payable in the amount of $30,965.

18. MAJOR CUSTOMERS AND SUPPLIERS

The Company had one customer that accounted for 21% of revenue for the year ended June 30, 2004. Accounts receivable from this major customer was $-0- at June 30, 2004. For the year ended June 30, 2003, the Company had four customers that accounted for more than 55% of revenue. Accounts receivable from these major customers were approximately $69,000 at June 30, 2003.

There are currently only two known suppliers of aperture cards that use dry silver film. A continued supply of aperture card media is crucial to the success of the Company because without cards, customers have no use for the Company's equipment, services and software.

1.1.1    19.    COMMITMENTS AND CONTINGENCIES

a)    Operating Leases

The Company leases its California office facility under a non-cancelable operating lease that requires total monthly rental payments of $2,846. Upon expiration on March 31, 2004, the Company leased the premises on a month to month basis until June 30, 2004. Effective July 1, 2004 the Company relocated their executive offices to Huntington Beach, California and entered into a four year lease agreement. The agreement contains a base rent escalation clause. The Company leases its Idaho office facility under a month-to-month rental agreement at $1,384 per month. For the years ended June 30, 2004 and 2003, rent expense for these operating leases totaled $56,997 and $45,279, respectively.

The future minimum lease payments under non-cancelable leases are as follows:

                       2005                   $ 79,661
                       2006                     81,354
                       2007                     83,049
                       2008                     84,744
                                             ---------
                                              $328,808

b)    Purchase Obligation

The Company has established a licensing agreement with Qtek Aperture Card AB. Under the agreement, the Company is required to purchase at least 25 of the Q4305 units at approximately $18,000 each before June 30, 2004. As of June 30, 2004, the Company had purchased 15 units under the agreement. The agreement expired June 30, 2004. The Company did not purchase the remaining units. Several of the original units purchased were inoperable and required on-site repairs due to omissions in manufacturing. Qtek Aperture Card AB has refused to take responsibility for the failed units and has denied the Company's request to return tooling, designs and other intellectual property. The Company believes that Qtek Aperture Card AB has breached this agreement and has no further obligation to purchase units from them. The financial statements contain no accrued liability in connection with this transaction.

c)    Income Tax Return Filings

The Company has not filed income tax returns for several years. Due to operating losses, income tax liability and penalties would not be substantial. However, the State of California could potentially revoke the Company's charter if the Company does not become current on its income tax return filings.

d) Securities and Exchange Commission Inquiry

On September 17, 2002, the Company was advised by the staff of the U.S. Securities and Exchange Commission that they will recommend that the Commission file civil injunctive lawsuits against the Company and its president, Thomas W. Sims. The suits would allege that the Company violated Section 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934 and Rules 10b-5, 13a-1, and 13a-13, based on false and misleading statements in press releases disseminated by the Company on October 22, 2001 and October 25, 2001, regarding the Company's investment in PanaMed Corp. and the press releases disseminated on January 8, 2002 and March 20, 2002, and failure to timely file annual and quarterly reports with the Commission. On March 25, 2003, the Company signed, without admitting or denying the allegations, a proposed settlement agreement with the U.S. Securities and Exchange Commission, which permanently restrains and enjoins the Company from engaging in acts which would constitute violations of these regulations in the future. On August 6, 2003, a final judgment was entered by the U.S. District Court, Central District of California, against the Company which permanently enjoined the Company from violating Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder by using any means or instrumentality of interstate commerce, or of the mails, or of any national securities rtifice to defraud; (B) to make any untrue statement of a material fact or omitting to state a material fact necessary in order to make the statements made, in the light of the circumstances under which they were made, not misleading; or (C) to engage in any act, practice, or course of business which operates or would operate as a fraud or deceit upon any person, in connection with the purchase or sale of any security. Further, the final judgment permanently enjoined the Company from violating Section 13(a) of the Exchange Act and Rules 13a-1 and 13a-13 promulgated thereunder, by failing to file with the Commission in accordance with Commission rules and regulations, information and documents required by the Commission to keep current information and documents required in or with an application or registration statement filed pursuant to Section 12 of the Exchange Act or annual or quarterly reports as the Commission has prescribed.

20. BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share." Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Weighted average number of shares used to compute basic and diluted loss per share for the years ended June 30, 2004 and 2003 are the same since the effect of dilutive securities is anti-dilutive.

21. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2004, the Company had incurred cumulative losses of $23,061,065 including net losses of $998,531 and $701,053 for the fiscal years 2004 and 2003, respectively. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2004, cing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable and
(iv) evaluation of its distribution and marketing methods.

22. SUBSEQUENT EVENTS

On July 27, 2004, the Company entered into a Securities Purchase Agreement with an individual investor. This investor purchased a convertible debenture for $50,000 which bears simple interest at 10%. The Debenture was converted into the Common Stock of the Company at a price of $0.10 per share. The investor received one bonus warrant for each conversion share. Each warrant is exercisable into one share of Common Stock at $0.15 per share. The warrants expire on July 27, 2007.

On July 29, 2004, the Company entered into an Agreement with LANGLEY PARK INVESTMENTS PLC, a London Investment Company to issue 14,000,000 shares of the Company's common stock to Langley in return for 1,145,595 shares of Langley. Fifty percent of Langley shares issued to the Company under this agreement is to be held in escrow for two years. At the end of two years if the market price for the Company's common stock is at or greater than the Initial Closing Price the escrow agent will release the full amount. In the event that the market price for the Company's common stock is less than the Initial Closing Price the amount released will be adjusted.

Langley is in the process of attaining listing with the United Kingdom Listing Authority. Langley's initial offering price is 1(pound) (One Pound UK per share). The Company's shares are to be held by Langley for a period of at least two years. Langley shares issued to the Company are to be free trading. In the event that this transaction does not close the 14,000,000 shares of the Company's stock held in escrow are to be returned to the Company.

On August 2, 2004, the Company signed a Master Lease Agreement with Vencore Solutions, LLC, a venture leasing company located in Lake Oswego, Oregon. Under the agreement the Company established a lease line of credit for up to $240,000 in equipment financing. This is a capital lease where the Company pays monthly rental rate equal to 3.45% of the total hardware purchases and 6.35% of the total software purchases. The lease term for hardware purchases is 36 months and 18 months for software. The effective annual interest rate is roughly 8%. Vencore Solutions received 144,000 warrants for the Company's common stock at $0.10 per share, expiring on August 2, 2007 in connection with this agreement.

On August 4, 2004 the Company entered into an agreement with the private equity fund, Golden Gate Investors, based in San Francisco, CA to provide the Company with $3.3 million in capital.

The deal is structured as two year $300,000 convertible notes paying 5 3/4% interest and 3,000,000 warrants to purchase common stock for a period of three years at $1.00. The "Conversion Price" shall be equal to the lesser of (i) $0.50, or (ii) 80% of the average of the 5 lowest Volume Weighted Average Prices during the 20 Trading Days prior to Holder's election to convert, or (iii) 80% of the Volume Weighted Average Price on the Trading Day prior to Holder's election to convert market price of the Company's common stock prior to conversion.

Upon conversion of the note, the fund is obligated to simultaneously exercise the $1.00 warrants providing added funding to the company. The Warrant must be exercised concurrently with the conversion of this Debenture in an amount equal to ten times the dollar amount of the Debenture conversion.

On August 17, 2004 the company entered into a Securities Purchase Agreement with an individual investor to purchase 2 convertible debentures each for $100,000 which bears simple interest at 10%. The initial Debenture was purchased at closing. The second Debenture will be purchased within five days of a registration statement being declared effective covering the Conversion Shares and Warrant Shares. Debentures are convertible into the Common stock of the Company. Conversion Price per share shall be the lower of (i) $0.10 ("Maximum Base Price"); or (ii) in the event the Borrower enters into an agreement subsequent to execution of the Securities Purchase Agreement to sell Common Stock or a convertible instrument that converts into Common Stock prior to conversion of this Debenture at a price less than the Conversion Price of this Debenture, then the Conversion Price of this Debenture shall be immediately reset to a lower Conversion Price equal to that described in the subsequent agreement. Warrants are exercisable at $0.12 per share into the Common Stock of the Company and expire on August 17, 2007.

On September 27, 2004, the Company was in process of converting various liabilities and stock based compensation to shares of stock as follows:

4,682,572 shares of common stock were issued as repayment of $211,056 in loans from stockholders. In addition, 1,800,000 warrants to purchase common stock at $0.175 per share expiring November 6, 2008, 100,000 warrants to purchase common stock at $0.16 per share expiring June 24, 2006, 142,857 warrants to purchase common stock at $0.13 per share expiring July23, 2006 and 400,000 warrants to purchase common stock at $0.175 expiring November 7, 2008 were granted.

400,000 shares of common stock were issued as repayment of $32,300 in loans from a stockholder. As part of the agreement, the Company forgave $6,000 owed to the Company by the stockholder.

1,008,054 shares of Series A preferred stock were issued as conversion of $252, 213 in back payroll. The Series A preferred stock is convertible to common stock on a 1:1 basis.

2,250,000 shares of Series A preferred stock were issued as compensation for services in the amount of $140,000. 250,000 shares valued at $40,000 were recorded as shares to be issued during the year ended June 30, 2004. The series A preferred stock is convertible to common stock on a 1:1 basis.

724,077 shares of Series A preferred stock were issued for a $36,204 convertible bond. The series A preferred stock is convertible to common stock on a 1:1 basis.

648,255 shares of Series B preferred stock were issued for $162,064 in convertible bonds. The Series B preferred stock is convertible into common stock on a 1:5 basis. One share of Series B preferred stock is convertible into 5 shares of common stock.

32,000 shares of Series B preferred stock and 175,000 of common stock were issued to satisfy a past due agreement. The Series B preferred stock is convertible into common stock on a 1:5 basis. One share of Series B preferred stock is convertible into 5 shares of common stock.

20,148 shares of Series C preferred stock were issued in conversion of $20,148 in accounts payable. The Series C preferred stock is convertible into common stock on a 1:20 basis. One share of Series C preferred stock is convertible into 20 shares of common stock.