Form 10KSB/A
period 2004-06-30
QUINTEK TECHNOLOGIES INC
filed 2004-10-13
CIK 1107714

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $298,653.

At September 29, 2004, the aggregate market value of registrant's Common Stock held by non-affiliates was $13,560,766 based on the closing OTC Bulletin Board bid price of $0.19 per share on that date.

At September 29, 2004, a total of 71,372,454 shares of registrant's Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

                               TABLE OF CONTENTS

ITEM 1      BUSINESS DESCRIPTION
ITEM 2      DESCRIPTION OF PROPERTY
ITEM 3      LEGAL PROCEEDINGS
ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                     5.1   Market for Common Stock
                     5.2   Dividends
                     5.3   Securities Authorized for Issuance Under Equity
                             Compensation Plans
                     5.4   Recent Sales of Unregistered Securities
ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS
ITEM 7      FINANCIAL STATEMENTS
ITEM 8      CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE
ITEM 8A     CONTROLS AND PROCEDURES
ITEM 8B     OTHER INFORMATION
ITEM 9      DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
                     9.1   Board of Directors and Executive Officers
                     9.2   Compensation of Directors
                     9.3   Management Committees
                     9.4   Section 16(a) Beneficial Ownership Reporting
                             Compliance
                     9.5   Code of Ethics
ITEM 10     EXECUTIVE COMPENSATION
ITEM 11     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 13     EXHIBITS
ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
FINANCIAL STATEMENTS
EXHIBITS

INTRODUCTION

This amendment No. 1 to Quintek Technologies, Inc. annual report on Form 10-K for the fiscal year ended June 30, 2004 is being refilled in its entirety to add material contracts that were omitted, to include required detail on matters voted on by security holders and to correct other clerical issues.

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

Introduction

Quintek Technologies, Inc. (referred to herein as the "Company", "Quintek", "Our", or "We") is a California corporation. Quintek's corporate headquarters are located at 17951 Lyons Circle, California, 92647. Our contact information at that location is: phone number (714) 848-7741, fax number (714) 848-7701 and our website is www.quintek.com. Our corporate filings with the Securities and Exchange Commission ("SEC")and amendments to these filings, as well as other information is available free of charge at our website soon after such reports are filed electronically with the SEC, or directly on the SEC's website.

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

Quintek Technologies, Inc, sells hardware, software and services for printing large format drawings such as blueprints and CAD files (Computer Aided Design) directly to the microfilm format of aperture cards. Quintek is the only manufacturer of a patented chemical-free desktop microfilm printer for aperture cards.

Recent Business Developments

On February 17, 2004, we announced our Cradle-to-Grave Strategy for providing customer solutions at each stage of the Information Lifecycle from the creation of documents through archival. On March 16, 2004, we announced that as our first step in executing this plan, we hired Bob Brownell as President. Mr. Brownell has more than twenty-five years experience in selling and delivering document management solutions. On March 30, 2004, we announced hiring Chris de Lapp as Senior Sales Executive. In five years with ACS, Mr. de Lapp averaged $2.75 million a year in sales, consistently exceeding his sales quote. On April 21, 2004, we announced that we would be entering the rapidly expanding Business Process Outsourcing (BPO) market through our new Quintek Services, Inc. (QSI) division. In June, we announced that FedEx Kinko's has selected Quintek as their scanning partner of choice for their Western Region. On August 5, 2004 we announced that a London Investment Company purchased $2.38 million in Quintek stock. On August 10, 2004 we announced a $3.3 Million Funding Agreement with Golden Gate Investors.

The growth plans for the Company are focused on its new QSI division. This report will use Quintek and QSI interchangeably. The status of the Chemical-Free Microfilm business is discussed in a section by that name.

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

As an example, Jack Welch, past Chairman & CEO of General Electric who delivered 26 consecutive quarters of profitability, said, "70% of our business processes should be outsourced, 70% of which should be offshore, 70% of which should be to India."

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

Vertical Markets

Quintek is targeting three vertical markets: Mortgage Processing, Healthcare Claims Processing and Accounts Payable processing.

Home Mortgage Processing

In 2002 mortgage originators funded $2.787 trillion in loans, in 2003, they funded $3,810 trillion in loans and, according to the mortgage banker's
Association, they forecast that $2,597 trillion will be funded in 2004 and $1.823 trillion in 2005. Management believes that 2004 may beat these projections due to the fact that $890 billion funded in the second quarter of 2004.

Sales of new mortgages and refinancings have been driven by historically low interest rates.

Mortgage transactions are paper intensive. Portfolios of mortgages are traded. Almost every financial services company that generates consumer loans (mortgages, auto, and credit cards) needs to be able to share and exchange documents electronically with outside entities when they are selling the loan asset to another organization. Portfolios of mortgages are rated A through C. This rating in significantly influenced by the quality of the title documents, HUD forms, ESCROW documents and other closing documents associated with the initial transaction between the home buyer and the original lender. These documents need to pass efficiently between hundreds of people in and out of these financial institutions.

Home mortgage companies' primary business is the origination of new loans and refinancings. They are not in the information technology or document management business. They make money by charging transaction related fees and completing these transactions quickly and efficiently with the lowest possible sales and marketing costs. Mortgage companies outsource their document processing for two primary reasons. Both sides of the transaction would like to eliminate the costs associated with copying and shipping paper documents, and reduce the risks associated with exposure to market fluctuations. There is a critical need to minimize the amount of time it takes to complete loan sale transfer activities. Additionally, they outsource this document processing to experts in document imaging so that the portfolios have the highest possible value as based on the legibility of the documentation.

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

The two major issues in the heavily regulated health claim industry are service and costs. The health insurance industry is required by law to service their customers. Claims must be paid or denied within regulated timeframes. When claims are not processed within those time limits, expensive penalties are invoked. Service timelines are adversely impacted when additional medical records are required. Claim files are pended until requested documents arrive; and documents must be manually matched to the existing file. Complex claims are more likely to be misplaced because they must be routed to medical review specialists, and quality control. As files are sent from one department to the next, it is more difficult to meet service standards, and keep track of processing timeframes. Paper files compound service inefficiencies because documents and files are lost or delayed in routing. Claims service is expensive. When information isn't available to insureds and providers, it causes repeated phone calls, re-submission of claims, and additional work. The service inefficiencies inherent to paper files generate costs and expensive regulatory penalties.

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

Sales Plan

Overview

Quintek expects to achieve rapid growth by simultaneously establishing customer relationships directly as well as with national sales partners, large prime contractors and vertical-specific solution\brokers. Quintek expects to continue to increase revenues through organic growth, and by quickly establishing a national sales foothold using our compelling incentive stock option plan to attract top sales talent. Quintek expects to continue to expanding to a full national sales staff of thirty-five salespeople, and through strategic acquisitions. Quintek expects to support rapid growth through two internal processes, the Quintek business unit template procedure and the EIP (Employee Incentive Plan).

Service Offerings

High Speed Scanning at Client Site or QSI Production Center

Fortune 500 companies and other large organizations manage documents using Enterprise Content Management (ECM) systems such as OnBase, Documentum or FileNet. These are very large multi-user databases with a web browser interfaces that allow people all over the world to access and interact with document-based content in an organized manner twenty-four hours a day and seven days a week. For example, a large financial services company might have an ECM system that can support a world-wide staff of 12,000 employees who need to access 30,000,000 pages of data in Adobe .pdf format.

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

ASP (Application Service Provider) Hosting of Scanned Images

Once images have been scanned, end-user need an ECM (Enterprise Content Management) system such as Hyland Software's OnBase, Documentum or FileNet to use the documents now in digital formats... For customers that do not want to install and maintain their own ECM system, Quintek resells web-based document hosting ASP services from Quintek's partners such as Hyland Software's OnBase or Iron Mountain's Digital Archives. This provides Quintek's clients the efficient and immediate capability of viewing business critical documents on line. Margins for reselling this service are generally good, between 20% and 30% and contracts for this service usually run for many years.

In House Imaging Solutions (Hardware, Software, and Services)

For customers that want to use their digital documents on an in-house ECM system, Quintek provides multiple solutions based on the clients' needs. Quintek offers system design, professional services and implementation required hardware and software. This service is sold as hardware and software products at a margin as well as labor to perform the installation. Margins range from 20% to 40% depending on the size of the contract.

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

Corporate Identity

Quintek's sales force will be selling the "QSI" brand name. QSI is an acronym for Quintek Services, Inc., a wholly-owned subsidiary of Quintek Technologies, Inc. This document uses QSI and Quintek interchangeably.

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

The Company forecasts that its debt-to-equity ratio's on its balance sheet will be right-side up and that the "going concern" statement will be removed within the next two quarters. The D&B rating of 4 out of 5 was given when the Company was under previous management and its largest credit line was $10,000. The Company currently has more than $300,000 in lease financing. Once the balance sheet is right-side up, the Company will request that D&B re-evaluate its rating.

Quintek's Target Account Profiles

In the initial stage of Quintek's growth, the sales team is putting 50% of their effort into targeting large, multi-year contracts and 50% of their effort into closing smaller one-time jobs.

Managing rapid revenue growth

Quintek expects to achieve rapid growth by simultaneously establishing customer relationships directly as well as with national sales partners, large prime contractors and vertical-specific solution brokers. Quintek expects to continue to increase revenues through organic growth, and by quickly establishing a national sales foothold using our compelling incentive stock option plan to attract top sales talent.

Quintek expects to continue expanding to a full national sales staff of thirty-five salespeople through hiring and through strategic acquisitions. Quintek will support rapid growth through two internal processes, the Quintek Office Template (QOT) and the EIP (Employee Incentive Plan).

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

National Sales Partners and Prime Contractors

On June 1, 2004,, Quintek signed a sales partner agreement with FedEx Kinko's. FedEx Kinko's has a national corporate sales team of more than 500 salespeople who call on Fortune 500 accounts selling outsourced print room services. They are often selling related services to the same decision makers as Quintek. With the relationship that has been put in place between FedEx Kinko's and Quintek, FedEx Kinko's can resell Quintek's BPO (Business Process Outsourcing) services. The relationship is structured so that FedEx Kinko's can mark-up Quintek's services by 10-20%.

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

Initial national presence

A key milestone in the Company's business plan will be when the Huntington Beach office reaches break-even and 50% of the National Expansion Financing has been secured. Once this milestone has been achieved, Quintek will hire experienced sales people in the Northeast, Southeast and Midwest. Once one of these sales people has a qualified opportunity that Quintek's executive team believes will close if resources are in place, Quintek expects to fund the necessary resources to close the business. A qualified opportunity in this case would be where Quintek has been short listed for a job that can bill annual revenues of $1,000,000 with a high probability that it will close if resources such as production space, staff and equipment are in place.

National expansion through personal relationships

Another key milestone in the Company's business plan will be when 100% of the lease financing and 100% of the National Expansion Financing has been secured. Once this milestone has been reached, Quintek expects to make the necessary investment to complete a national sales staff of 35 salespeople. This will be accomplished either through acquisition or from drawing from the Company's personal network or a combination of the two. In the event of hiring new salespeople in new geographies, the same expansion criteria will be used as before.

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

Iron Mountain

On May 4, 2004, Quintek signed an agreement to become a Certified Imaging Partner with Iron Mountain, a leading provider of Web based document hosting solutions, to provide QSI clients the efficient and immediate capability of viewing business critical documents online.

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

Production Staff Incentive plan

Quintek's Operator Incentive Program (OIP) enables Quintek to deliver quality at less cost than its competitors and provides incentives to the Company's employees to be as productive as possible and to stay at Quintek.

Maintaining Margins

We plan to minimize layers of management as we grow and reward employees for cost savings. Quintek will cultivate a culture of saving money. Managers will be empowered to award stock options to employees who help save money.

Offshore Partners

Quintek currently has deal-by-deal relationships with offshore BPO providers. Management believes that there is no compelling business reason to seek or offer an exclusive relationship with an offshore BPO provider. There are many skilled offshore providers. Bob Brownell, Quintek President, has been to Chennai, India and toured facilities and developed face-to-face relationships with BPO partners that are brought in on a deal-by-deal basis.

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

We do not risk losing accounts to FedEx Kinko's because FedEx Kinko's does not sell or market competing services

FedEx Kinko's sales team is reselling the following Quintek services: (1) High Speed Scanning at Client Site or QSI Production Center, (2) Domestic/Offshore Data Entry, OCR, and Indexing, (3) ASP Hosting of Scanned Images, (4) In-House Imaging Solutions (Hardware, Software, and Services) and (5) Mailroom Outsourcing of Inbound mail.

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

Sales and Marketing

Quintek's CFM Business Unit is primarily engaged in the service and maintenance of the installed base of Q4300 and Q4400 Aperture Card Printers. The company sells maintenance contracts on the installed base of Q43/44XX printers for $10,200. The Company sells upgrades to upgrade the installed base of printers to Windows XP/2000 for $5000.00. The Company sells extended software features to the Q43/44XX printers for $5,000.

Quintek has determined that in order to grow sales, a redesign of the Q43/44XX printer is required. New management determined that this investment would be at least $250,000. New management has decided that it is in the best interests of Quintek's shareholders to wait until the new QSI services division is profitable before proceeding with investment in the Chemical-Free Microfilm technology.

Manufacturing

Prior to March 2003, Quintek was dependent upon Kitron / Bofos for manufacturing the 4305 Printer. Since March, 2003, all 4305 printers have been made in Quintek's Idaho facility. As of this writing, Quintek has been unable to obtain the tooling for the 43/44XX printers from Kitron. Kitron believe it is owed $100,000 and will not return Quintek's property. Quintek disputes this debt.

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

ITEM 3 LEGAL PROCEEDINGS

On April 16, 2004, Decision One Corporation filed suit in the County of Bannock, Idaho against us for $22,661.56 for goods provided. Since 2000, Decision One (formerly Imation) has been both a vendor to Quintek and a reseller of Quintek's Q4300 Printers. Quintek filed a counterclaim on August 1, 2004. We assert that Decision One used its authority as a dealer of our product to disparage us, in violation of its dealer agreement with us, and we seek relief for the hundreds of thousands of dollars in business lost because of it.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 30, 2004.

As of the close of business May 14, 2004, the record date of this meeting, the total number of shares outstanding and entitled to vote were 48,884,994. The number of shares represented at this meeting was 41,055,287, which was 84.22% of total shares outstanding. Votes were cast on the following matters.

         1. Robert Steele and Andrew Haag were elected directors of the company to serve for the ensuing year and until their successors are elected and qualified; 40,720,947 voted for Mr. Steele, 224,061 voted against and 110,279 abstained. 40,870,447 voted for Mr. Haag, 74,561 voted against and 110,279 abstained.

         2. Kabani & Co., Certified Public Accountants, was appointed as the independent auditors of the Company, having received the required percentage of votes; 40,853,202 voted for, 75,207 voted against and 126,878 abstained.

         3. The proposal to increase the number of authorized shares of common stock to 200,000,000, and to increase the number of authorized shares of Preferred Stock to 50,000,000, received the required percentage of votes; 16,584,420 voted for, 1,951,087 voted against, 118,534 abstained and there were 21,953,246 broker non-votes.

         4. The proposal to authorize the Board of Directors to divide the Preferred Stock into any number of classes or series, fix the designation and number of shares of each such series or class, and alter or determine the rights, preferences, privileges and restrictions of each class or series of Preferred Stock not yet issued received the required percentage of votes; 16,004,656 voted for, 2,380,911 voted against, 268,474 abstained and there were 21,953,246 broker non-votes.

         5. The proposal to authorize a quorum for any shareholder meeting to be at least one third of the shares entitled to vote received the required percentage of votes; 16,042,260 voted for, 995,861 voted against, 1,615,920 abstained and there were 21,953,246 broker non-votes.

         6. The proposal to adopt the Quintek Technologies, Inc. 2004 Stock Option Plan received the required percentage of votes; 16,609,465 voted for, 1,259,551 voted against, 785,025 abstained and there were 21,953,246 broker non-votes.

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

5.1       Market for Common Stock

Since January 14, 1999, our common stock has traded on the OTC Bulletin Board (symbol "QTEK"). On September 30, 2004, there were 495 listed shareholders of record and 2365 non-objecting owners of the stock. The high and low bid prices per share for our stock for each quarter commencing July 1, 2001 and ending June 30, 2004 are listed below. The high and low bid prices per share for our stock for the quarter ending September 30, 2004 were $0.21 and $0.12, respectively. This information was obtained from Media General Financial Services and Reuters.

         1st Quarter       2nd Quarter      3rd Quarter       4th Quarter
         -----------       -----------      -----------       -----------
         High     Low      High     Low     High     Low      High     Low
         ----     ---      ----     ---     ----     ---      ----     ---
FY2002   $0.11    $0.05    $0.39    $0.05   $0.50    $0.09    $0.47    $0.07
FY2003   $0.14    $0.03    $0.13    $0.02   $0.07     $0.03   $0.19    $0.03
FY2004   $0.17    $0.09    $0.19    $0.10   $0.26     $0.13   $0.20    $0.12

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

5.4       Recent Sales of Unregistered Securities

On April 26, 2004, Quintek issued a convertible note for $100,000 in cash to an accredited investor. The note bears 10% simple interest and matures one year from the above date. The note converts into common stock at $0.06 a share.

On June 7, 2004, Quintek issued a convertible note titled for $100,000 in cash to an accredited investor. The note bears 10% simple interest and matures one year from the above date. The note converts into common stock at $0.06 a share.

On November 26, 2003, Quintek issued a warrant to an accredited investor to purchase 8,333,333 shares of Quintek common stock at an of exercise price of $0.06, expiring November 26, 2008, in consideration for $500,000 investment in convertible notes.

On July 23, 2003, Quintek issued a warrant to a stockholder to purchase 142,857 shares of Quintek Common Stock at an exercise price of $0.13, expiring July 23, 2006 in consideration for a stock loan to Quintek of 1,428,572 shares of common stock. In additional consideration for the loan of stock from the lender, Quintek released the lender from a lock up on 285,714 shares of common stock.

On November 6, 2003, Quintek issued a warrant to a stockholder to purchase 1,100,000 shares of Quintek Common Stock at an exercise price of $0.175, expiring November 6, 2008 in consideration for a stock loan to Quintek of 1,100,000 shares of common stock.

On June 24, 2003, Quintek issued a warrant to a stockholder to purchase 100,000 shares of Quintek Common Stock at an exercise price of $0.16, expiring June 24, 2006 in consideration for a stock loan to Quintek of 1,000,000 shares of common stock.

On November 7, 2003, Quintek issued a warrant to a stockholder to purchase 400,000 shares of Quintek Common Stock at an exercise price of $0.175, expiring November 7, 2008 in consideration for a stock loan to Quintek of 400,000 shares of common stock.

On November 6, 2003, Quintek issued a warrant to a stockholder to purchase 700,000 shares of Quintek Common Stock at an exercise price of $0.175, expiring November 6, 2008 in consideration for a stock loan to Quintek of 700,000 shares of common stock.

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

During the 12 month period ending June 30, 2004, we sold one (1) contract for document services, nineteen (19) customer service contracts, nine (9) network upgrades, one (1) unit of QuinPlot software, and 154,000 aperture cards. We expect to continue generating sales revenue from these products in the future.

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

Subsequent Events

On August 4th, 2004 Quintek entered into an agreement with the private equity fund, Golden Gate Investors, based in San Francisco, CA, to provide Quintek with $3.3 million in capital. This capital will allow Quintek to move forward and execute its growth plans.
The fund purchased a two year $300,000 convertible note paying 5 3/4% interest and 3,000,000 warrants to purchase common stock for a period of three years at $1.00. The "Conversion Price" of the note shall be equal to the lesser of (i) $0.50, or (ii) 80% of the average of the 5 lowest volume weighted average prices during the 20 trading days prior to holder's election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to holder's election to. Upon conversion of the note, the fund is obligated to simultaneously exercise the $1.00 warrants, thereby providing added funding to the Company. The warrants must be exercised concurrently with the conversion of the note in an amount equal to ten times the dollar amount of the note conversion.

On August 17th, 2004 the Company entered into a Securities Purchase Agreement with an individual investor that purchased two (2) convertible debentures, each for one hundred thousand dollars ($100,000) paying ten percent (10%) interest. For each conversion share, the investor received one common stock purchase warrant. The initial debenture was purchased at closing. The second debenture will be purchased within five days of a registration statement being declared effective covering the conversion shares and shares underlying the warrants. Debentures are convertible into the common stock of the Company. The "Conversion Price" per share shall be the lower of (i) $0.10 or (ii) in the event the Company enters into an agreement subsequent to execution of the Securities Purchase Agreement to sell common stock or a convertible instrument that converts into common stock prior to conversion of a debenture at a price less than the Conversion Price of the debenture, then the Conversion Price of the debenture shall be immediately reset to a lower Conversion Price equal to that described in the subsequent agreement. Warrants are exercisable at $0.12 into one share of common stock of the Company and expire on August 17, 2007.

On July 29th, 2004 Quintek entered into an agreement with Langley Park Investments PLC, a London investment company, to issue 14,000,000 shares of Quintek common stock to Langley in return for 1,145,595 common shares of Langley. Quintek issued these shares of common stock to Langley Park Investments PLC on August 27, 2004. Fifty percent of Langley shares issued to Quintek under this agreement are to be held in escrow for two years. At the end of two years, if the market price for Quintek common stock is at or greater than the Initial Closing Price ($0.139), escrow agent will release the full amount. In the event that the market price for Quintek common stock is less than the Initial Closing Price the amount released will be adjusted. Langley's initial offering price is 1(pound) (One Pound UK) per share. Quintek shares are to be held by Langley for a period of at least two years. Langley shares issued to Quintek are to be free trading. This transaction was completed on September 30, 2004 when Langley was approved for trading by the UK Listing Authority. Langley shares are expected to begin trading on October 7, 2004.

On July 27th, 2004 the Company entered into a Securities Purchase Agreement with an individual investor. This investor purchased a convertible debenture for fifty thousand dollars ($50,000) paying ten percent (10%) interest. This debenture was immediately converted into the Common Stock of the Company at a price of $0.10 per share. For each conversion share, the investor received one common stock purchase warrant. Warrants are exercisable to purchase common Stock of the Company at $0.15 per share and expire on July 27th, 2007.

On August 2, 2004, Quintek signed a Master Lease Agreement with Vencore Solutions, LLC, a venture leasing company located in Lake Oswego, Oregon. Under the agreement Quintek established a lease line of credit for up to $240,000 in equipment financing. This is a capital lease whereby Quintek pays monthly rental rate equal to 3.45% of the total hardware purchases and 6.35% of the total software purchases. The lease term for hardware purchases is 36 months and 18 months for software. The effective annual interest rate is roughly 8%. Purchases made will be recognized both as an asset and as a liability (for the lease payments) on the balance sheet. The firm gets to claim depreciation each year on the asset and also deducts the interest expense component of the lease payment each year. At the end of the lease, Quintek has the option to purchase the equipment or return it. Vencore Solutions received a warrant to purchase 144,000 shares of Quintek common stock at $0.10 per share, expiring on August 2, 2007.

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

ITEM 8 CHANGES IN AND DISAGREEEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 15, 2004, the Company received a letter dated March 8, 2004 from Heard, McElroy &Vestal ("Heard McElroy") resigning as the Company's its independent public accountants. The decision to resign by Heard McElroy did not involve a dispute with the Company over accounting policies or practices. On March 24, 2004, the Company appointed Kabani & Company, Inc., Certified Public Accountants ("Kabani") as its new independent public accountants. The decision to retain Kabani was made by the Company's Board of Directors.

The reports of Heard McElroy on the Company's financial statements for each of the years ended June 30, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except for the fact that Heard McElroy, in its report for the past two fiscal years, has included an opinion that, due to the Company's lack of revenue producing assets and history of losses, there is doubt about the Company's ability to continue as a going concern.

During the Company's two most recent fiscal years and through March 8, 2004, there were no disagreements with Heard McElroy on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Heard McElroy's satisfaction, would have caused Heard McElroy to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for such years, except for the fact that Heard McElroy, in its report for the past two fiscal years, has included an opinion that, due to the Company's lack of revenue producing assets and history of losses, there is doubt about the Company's ability to continue as a going concern.

During the Company's two most recent fiscal years and through March 15, 2004, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company has provided Heard McElroy with a copy of this Item 4 disclosure and has requested that Heard McElroy review such disclosures and provide a letter addressed to the Securities and Exchange Commission as specified by Item 304(a)(3) of Regulation S-K. Such letter is filed as Exhibit 16.1 to the Company's Current Report on Form 8-K filed on April 7, 2004.

During the fiscal years ended June 30, 2003 and 2002, and the subsequent interim period up to March 8, 2004, the Company did not consult with Kabani regarding
(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting; or (ii) any matter that was either the subject of a disagreement or a reportable event, as described in Item 304(a)(1)(iv) and (a)(1)(v) of Regulation S-K.

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

ITEM 8B    OTHER INFORMATION

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

9.4      Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2004 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements with the exception of the following: Form 3 for Robert Brownell's appointment to the office of President of Quintek was filed on June 29,2004, and should have been filed on March 22, 2004.

9.5      Code of Ethics

On June 10, 2003 our board of directors adopted a code of ethics, a copy of which was filed as an exhibit to our report on Form 10-KSB for fiscal year 2003, that applies to our principal executive and financial officers. We intend to file amendments, changes or waivers to the code of ethics as required by SEC rules.

ITEM 10 EXECUTIVE COMPENSATION

None of our executive officers received a total annual salary and bonus of more than $100,000 for the year ended June 30, 2004. The following table summarizes the yearly compensation of our past and current President for the three years ended June 30, 2004.

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
President

Notes:

1) Represents compensation received by Steele while serving as our President and CEO from 2/1/03 to 6/30/03 2) Represents compensation received by Brownell while serving as our President from 3/12/04 to 6/30/04

3) These amounts represent the Company's payments to provide an automobile and health insurance for Mr. Sims and Mr. Steele.

4) This represents an issuance of 200,000 shares of restricted common stock valued at $0.06 per share and 800,000 shares of restricted common stock valued at $0.07 per share to or for the benefit of Tom Sims

5) Represents compensation received by Mr. Haag while serving as our CFO from 2/1/03 to 6/30/03.

Quintek did not grant any stock options or stock appreciation rights or Long-Term Incentive Plan Awards to its officers or employees, in the fiscal years ended June 30, 2004 or June 30, 2003.

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

                     Shareholder                                 Title                     Shares          %
                     -----------                                 -----                  ------------     -----

Officers, Directors and Key Employees
Robert Steele, CEO and Chairman (1) (2)                 CEO & Chairman                     3,275,297       4.7%
Robert Brownell, President (3) (4)                      President                            861,062       1.2%
Andrew Haag (5) (6)                                     CFO, Director                      3,275,297       4.7%
Kurt Kunz (7)                                           Founder / VP Engineering           3,825,429       5.5%
Key Investors
Zubair Kazi                                             Investor                           6,936,788 9.9%
Institutional Ownership
Langley Park Investments PLC                            Investor                          14,000,000      19.6%
Golden Gate Investors (8)                               Investor                           3,000,000       4.3%
All directors and officers as a group (3 persons)                                          7,411,656      10.6%

(1)      Includes 2,275,297 options to purchase stock at $.03 until September 8,
         2009
(2) Includes 1,000,000 Series A Preferred Stock convertible into common stock on a 1 for 1 basis
(3)      Includes  611,062  options to purchase stock at $.10 until September 8,
         2009
(4) Includes 250,000 Series A Preferred Stock convertible into common stock on a 1 for 1 basis
(5)      Includes 2,275,297 options to purchase stock at $.03 until September 8,
         2009
(6) Includes 1,000,000 Series A Preferred Stock convertible into common stock on a 1 for 1 basis
(7) Includes 142,857 warrants to purchase common stock at $0.13 and 1,100,000 warrants to purchase common stock at $0.175.
(8) Includes 3,000,000 options to purchase common stock at $1.00 until August 2, 2007.

(9) On September 30, 2004, Kazi Management VI, LLC (KMVI) held 2,437,072 shares and $500,000 in notes convertible into common stock at $0.06. Upon conversion of the notes, KMVI will receive 8,333,333 shares of common stock and a warrant to purchase one share of common stock for each conversion share at $0.06 exercisable within five years. KMVI does not have the right to convert any portion of the Note(s) or Warrant(s) that would cause KMVI to be deemed the beneficial owner of more than nine point nine percent (9.9%) of the outstanding shares of Common Stock of the Company. Therefore, as of September 30, 2004, KMVI was only in control of 6,936,788 shares.
(10) As of September 28, 2004, Langley Park Investment's 14,000,000 shares of Quintek common stock were issued and held in escrow until fulfillment of conditions by Langley Park Investment pursuant to its July 29, 2004 agreement with Quintek .

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 26, 2004, Quintek issued a convertible note for $100,000 in cash to an accredited investor. The note bears 10% simple interest and matures one year from the above date. The note converts into common stock at $0.06 a share.

On June 7, 2004, Quintek issued a convertible note titled for $100,000 in cash to an accredited investor. The note bears 10% simple interest and matures one year from the above date. The note converts into common stock at $0.06 a share.

On November 26, 2003, Quintek issued a warrant to an accredited investor to purchase 8,333,333 shares of Quintek common stock at an of exercise price $0.06, expiring November 26, 2008, in consideration for $500,000 investment in convertible notes.

On July 23, 2003, Quintek issued a warrant to TJ&K Investment Trust, LLC to purchase 142,857 shares of Quintek Common Stock at an exercise price of $0.13, expiring July 23, 2006 in consideration for a stock loan to Quintek of 1,428,572 shares of common stock. In additional consideration for the loan of stock from the lender, Quintek released the lender from a lock up on 285,714 shares of common stock.

On November 6, 2003, Quintek issued a warrant to TJ&K Investment Trust, LLC to purchase 1,100,000 shares of Quintek Common Stock at an exercise price of $0.175, expiring November 6, 2008 in consideration for a stock loan to Quintek of 1,100,000 shares of common stock.

ITEM 13 EXHIBITS


2.1# Agreement and Plan of Reorganization between Quintek Technologies, Inc., and Juniper Acquisition Corporation.

3.1*          Articles of Incorporation.

3.2*          Bylaws.

4.1** Form of Irrevocable Proxy Granted to Chief Executive Officer dated January 30 or 31, 2003

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

10.8*****     Consulting Agreement between Quintek  Technologies,  Inc. and Gary
              Litt dated February 3, 2003 (previously filed as Exhibit 10.4).

10.9## Employment Agreement between Quintek Technologies, Inc. and Robert Steele dated January 31, 2003

10.10## Employment Agreement between Quintek Technologies, Inc. and Andrew Haag dated January 31, 2003

10.11 Employment Agreement between Quintek Technologies, Inc. and Robert Brownell dated March 12, 2004


10.12 Note Purchase Agreement between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated November 26, 2003.

10.13 Convertible Note I between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated November 26, 2003.

10.14 Convertible Note II between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated February 8, 2004.

10.15 Convertible Note III between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated March 13, 2004.

10.16 Convertible Note IV between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated April 26, 2004.

10.17 Convertible Note V between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated June 7, 2004.

10.18 Loan and Security Agreement between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated November 26, 2003.

10.19         Warrant to Purchase  Common  Stock of Quintek  Technologies,  Inc.
              issued to Kazi Management V.I., Inc. dated November 26, 2003.

10.20         Registration Rights Agreement between Quintek  Technologies,  Inc.
              and Kazi Management V.I. LLC dated November 26, 2003.

10.21         Stock  Purchase  Agreement  between  Quintek  Technologies,   Inc.
              Langley Park Investments PLC dated July 7, 2004

10.22         Securities Purchase Agreement between Quintek  Technologies,  Inc.
              and Golden Gate Investors, Inc. dated July 29 , 2004

              (10.22a) $300,000 5 3/4% CONVERTIBLE DEBENTURE dated August 2, 2004 (10.22b) Letter regarding "Registration Statement Legal and Accounting Fees" to Golden Gate Investors, Inc. dated July 2004. (10.22c) Letter regarding "Warrant Prepayment" to Golden Gate Investors, Inc. dated July 2004. (10.22d) Registration Rights Agreement dated as of August 2, 2004 between Quintek Technologies, Inc., and Golden Gate Investors, Inc. (10.22e) Warrant To Purchase 3,000,000 shares of Common Stock of Quintek Technologies, Inc. dated July 2004.

20.1##        Code of Ethical Conduct adopted June 10, 2003

20.2##        Audit Committee Charter adopted June 11, 2003

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

# Incorporated by reference to Exhibit 2.1 to the Form 8-K dated February 24, 2000.
* Incorporated by reference to Form 10-KSB for the fiscal year ended June 30, 2000.
**  Incorporated by reference to Form 10-QSB for quarter ended Dec.31,
2002.
*** Incorporated by reference to Registration Statement on Form S-8 filed March 11, 2003.
**** Incorporated by reference to Form 8-K filed July 14, 2003.
***** Incorporated by reference to Registration Statement on Form S-8 filed August 18, 2003.
#  Incorporated  by  reference to Form 10-KSB for the fiscal year ended June 30,
2003


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





Date:  October 7, 2004             QUINTEK TECHNOLOGIES, INC.


                                    By:  /s/ Robert Steele
                                         ---------------------------------------
                                         Robert Steele, Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.





Date:  October 7, 2004             /s/ Robert Steele
                                   ---------------------------------------------
                                      Robert Steele, Chief Executive Officer
                                        and Director


Date:  October 7, 2004             /s/ Andrew Haag
                                   ---------------------------------------------
                                      Andrew Haag, Chief Financial Officer
                                        and Director

                           QUINTEK TECHNOLOGIES, INC.

                              FINANCIAL STATEMENTS

                                 JUNE 30, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders and Board of Directors
Quintek Technologies, Inc

We have audited the accompanying balance sheet of Quintek Technologies, Inc. (a California Corporation) as of June 30, 2004 and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quintek Technologies, Inc. as of June 30, 2004 and the results of its operations and its cash flows for the year ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

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




/s/ KABANI & COMPANY, INC.
---------------------------------
Huntington Beach, California
September 21, 2004

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

Long-lived assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

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

4.      PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2004, consists of the following:

                Computer and office equipment   $ 111,752
                Machinery and equipment            48,670
                Other depreciable assets          102,880
                Furniture and fixture              33,518
                                                ---------
                                                  296,820
                Accumulated depreciation         (223,401)
                                                ---------
                                                $  73,419
                                                =========

5. INTANGIBLE ASSETS

Net intangible assets at June 30, 2004 were as follows:

                 Patents and proprietary processes   $ 136,067
                 Accumulated amortization              121,116
                                                     ---------
                                                     $  14,951
                                                     =========

Amortization expense for the Company's current amortizable intangible assets over the next fiscal year is estimated to be:

                         2005                        $  14,951
                                                     =========

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

10. LONG TERM PAYABLES

Lease payable, interest at 7.9% to 15%, due various dates   $ 55,367
in 2005 to 2008
Note payable, DFS, interest at 15.99%, due Jun & Jul 2006      3,669
Notes payable, AP conversion, interest at 8%, due 2006        51,847
                                                            --------
                                                            $110,883
Current portion                                               47,504
                                                            --------
                                                              63,379
                                                            ========

            The future maturity of the long term payables is as follows:

                                2005                        $ 47,504
                                2006                          43,122
                                2007                          19,243
                                2008                           1,014
                                                           ----------
                                Total                      $ 110,883
                                                           =========
11. CONVERTIBLE BONDS

         Bonds payable with interest at 9%, due on various
         dates in 2001 and 2002, convertible to shares of
         Common stock in increments of $1,000 or more.      $   21,354

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

12.         CONVERTIBLE NOTES

During the year ended June 30, 2004, the Company raised capital through the issuance of convertible promissory notes in the amount of $500,000. All the notes are for a one year period and bear simple interest at the rate of 10%. The due dates of these notes are from November 26, 2004 through June 4, 2005.

The notes plus any accrued interest through the date of conversion are convertible to the common stock of the Company at $.06. Additionally, the holder will receive one bonus warrant for each conversion share. Each bonus warrant will be exercisable for a period of 5 years from the date of issuance into one share of common stock at a price of $.10

The conversion right of the note holder with respect to the individual notes shall exist upon (i) the approval of a proxy statement to be filed with the Securities and Exchange Commission and approval of an amendment by the Company's shareholders to authorize to 200,000,000 the number of shares common stock and
(ii) the Company's registration statement registering the Shares underlying the notes and other Securities has been declared effective by the Securities and Exchange Commission. As of June 30, 2004, the criteria to convert the notes to common stock were not met.

The total interest on these convertible notes for the year ended June 30, 2004 amounted to $15,177.

13.        LIABILITIES IN PROCESS OF CONVERSION TO STOCK

The Company has a total of $470,629 liabilities in process of conversion to stock as of June 30, 2004. This amount consists of the following:

                  Bond payable                             $ 198,268
                  Accounts payable                            20,147
                  Payrolls payable                           252,214
                                                           ---------
                                                           $ 470,629

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

The future minimum lease payments under non-cancelable leases are as follows:

                       2005                   $ 79,661
                       2006                     81,354
                       2007                     83,049
                       2008                     84,744
                                             ---------
                                             $ 328,808
                                             =========

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

d)   Litigation

During the year ended June 30, 2004, a creditor of the Company filed suit against the Company for $22,662 for goods provided. The Company filed a counterclaim in August 2004.

The $22,662 is included in accounts payable and accrued expenses in the accompanying financial statements.

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

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2004, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses
(iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods.

22.      SUBSEQUENT EVENTS

On July 2, 2004 the amended articles of incorporation was approved by the Board of Directors and endorsed and filed in the office of the Secretary of State of the State of California. The Articles of Incorporation of the Company is amended and restated to read as follows:

         A. The total number of shares of all classes of stock which the corporation shall have authority to issue is 250,000,000 shares, consisting of 200,000,000 shares of Common Stock, without par value and 50,000,000 shares of Preferred Stock, without par value.


         B. The Board of Directors is authorized to divide the Preferred Stock into any number of classes or series, fix the designation and number of shares of each such series or class, and alter or determine the rights, preferences, privileges and restrictions of each class or series of Preferred Stock not yet issued to the fullest extent of California law.

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