Form 10QSB
period 2004-09-30
QUINTEK TECHNOLOGIES INC
filed 2004-11-12
CIK 1107714

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number 28541

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


                   Registrant's telephone number: 714-848-7741

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

Check whether the registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

At September 30, 2004, a total of 71,122,454 shares of registrant's Common Stock were outstanding.

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

PART II          OTHER INFORMATION
Item 1.          Legal Proceedings
Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.          Defaults Upon Senior Securities
Item 4.          Submission of Matters to a Vote of Security Holders
Item 5.          Other Information
Item 6.          Exhibits
Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

                                      Index

PART I       FINANCIAL INFORMATION                                         4
Item 1       Financial Statements                                          4
Item 2       Management's Discussion and Analysis                         24
Item 3       Disclosure Controls and Procedures                           25

PART II      OTHER INFORMATION                                            25
Item 1       Legal Proceedings                                            25
Item 2       Changes in Securities                                        25
Item 3       Defaults Upon Senior Securities                              27
Item 4       Submission of Matters to a Vote of Security Holders          27
Item 5       Other Information                                            27
Item 6       Exhibits and Reports on Form 8-K                             27
Signatures                                                                28

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             QUINTEK TECHNOLOGIES, INC.
                                 BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                     ASSETS
CURRENT ASSETS:
       Cash & cash equivalents                                                $     11,670
       Accounts receivable (net of allowance for doubtful accounts $15,179)         36,685
       Prepaid expenses                                                              9,180
       Investments in marketable securities                                      1,330,000
                                                                              ------------
              Total current assets                                               1,387,535

PROPERTY AND EQUIPMENT, net                                                        276,708

OTHER ASSETS:
       Deposits                                                                     36,748
       Intangible assets, net                                                        6,447
       Other assets                                                                    883
                                                                              ------------

TOTAL ASSETS                                                                  $  1,708,322
                                                                              ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable & accrued expenses                                    $    587,296
       Factoring payables                                                           20,000
       Payroll and payroll taxes payable                                           176,155
       Payroll taxes assumed in merger                                              96,661
       Current portion of long-term debt                                           136,562
       Loans payable-stockholders                                                   32,300
       Convertible bonds                                                            62,495
       Convertible debentures                                                      100,000
       Convertible notes                                                           500,000
       Deferred revenue                                                             59,600
       Liabilities in process of conversion to stock                               470,629
       Dividend payable                                                              2,813
                                                                              ------------
              Total current liabilities                                          2,244,511

LONG TERM DEBT, net of current portion                                             188,091

CONVERTIBLE DEBENTURES                                                             225,000

SHARES TO BE ISSUED - Series A Redeemable Preferred stock, 2,250,000 shares        360,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
       Common stock, .001 par value; authorized shares 200,000,000
       issued and outstanding  shares 71,122,454                                   711,225
       Additional paid in capital                                               23,535,509
       Shares to be issued-Common Stock 1,000,000 shares                           100,000
       Unamortized consulting fees                                                 (66,894)
       Investments held in escrow                                               (1,330,000)
       Accumulated deficit                                                     (24,259,120)
                                                                              ------------
              Total stockholders' deficit                                       (1,309,280)
                                                                              ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       1,708,322
                                                                             ============

   The accompanying notes are an integral part of these financial statements.


                           QUINTEK TECHNOLOGIES, INC.
                            STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                             2004            2003
                                                        ------------    ------------
Net revenue                                             $    114,266    $    108,177

Cost of revenue                                               84,481          52,910
                                                        ------------    ------------

Gross profit                                                  29,785          55,267

Operating expenses
       Selling, general and administrative                   840,109         165,898
       Stock based compensation                              362,000
                                                        ------------    ------------
Total Operating Expenses                                   1,202,109         165,898
                                                        ------------    ------------
Loss from Operations                                      (1,172,323)       (110,631)

Non-operating income (expense):
       Other income                                            3,325           2,982
       Interest expense                                      (25,443)         (6,060)
                                                        ------------    ------------
Total non-operating income (expense)                         (22,117)         (3,078)

                                                        ------------    ------------
Loss before provision for income taxes                    (1,194,441)       (113,709)

Provision for income taxes                                       800            --

                                                        ------------    ------------
Net loss                                                  (1,195,241)       (113,709)

Dividend requirement for preferred stock                       2,813            --

                                                        ------------    ------------
Net loss applicable to common shareholders              $ (1,198,053)   $   (113,709)
                                                        ============    ============

Basic and diluted weighted average shares outstanding     58,506,835      46,762,008
                                                        ============    ============

Basic and diluted net loss per share                           (0.02)          (0.00)
                                                        ------------    ------------

Basic and diluted net loss per share for dividends
  for preferred stock                                           0.00            0.00
                                                        ------------    ------------

Basic and diluted net loss per share applicable
  to common shareholders                                       (0.02)          (0.00)
                                                        ============    ============

   The accompanying notes are an integral part of these financial statements.

                           QUINTEK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)
                                                                         2004            2003
                                                                      -----------    -----------
               CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                          $(1,198,053)   $  (113,709)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
       Depreciation and amortization                                       28,456         11,274
       Stock based compensation                                           362,000           --
       Issuance of stock for consulting services                          170,000           --
       Stock options granted                                                1,500           --
       (Increase) decrease in current assets:
                Accounts receivable                                        (7,949)        67,129
                Inventory                                                    --           (1,384)
                Other assets                                               (8,291)         1,620
                Prepaid expenses                                           (3,916)          --
                Deposits                                                  (28,332)          --
       Increase (decrease) in liabilities:
                Dividend payable                                            2,813
                Accounts payable and accrued expenses                     148,471         43,298
                Payroll and payroll taxes payable                         (10,984)        (7,676)
                Deferred revenue                                          (27,440)          --
                Liabilities in process of conversion to stock                --             --
                                                                      -----------    -----------
    Total adjustments                                                     626,326        114,261
                                                                      -----------    -----------
               Net cash provided (used) in operating activities          (571,727)           552
                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of other assets                                              --           (9,092)
                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Payments on factoring payables                                     (23,230)      (126,890)
       Proceeds (payment) on loans from stockholders                         --          100,000
       Proceeds( payments) on notes payable,                               (8,973)        18,824
       Proceeds from issuance of debentures                               325,000           --
       Proceeds from issuance of convertible notes                         70,000           --
       Proceeds from issuance of common stock and warrants                205,000           --
                                                                      -----------    -----------
               Net cash provided (used in) by  financing activities       567,797         (8,066)
                                                                      -----------    -----------

NET DECREASE IN CASH & CASH EQUIVALENTS                                    (3,930)       (16,606)

CASH & CASH EQUIVALENTS, BEGINNING BALANCE                                 15,600         21,162
                                                                      -----------    -----------
CASH & CASH EQUIVALENTS, BEGINNING BALANCE                            $    11,670    $     4,556
                                                                      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                              QUINTEK TECHNOLOGIES,
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


1.     Description of business

         Quintek Electronics, Inc., our predecessor company, founded in July 1991, acquired technology, related assets and patent rights to its aperture card business during 1991 and 1992. On January 14, 1999, Quintek Electronics, Inc. was acquired in a merger by Pacific Diagnostics Technologies, Inc. as part of their Chapter 11 Plan of Reorganization, and the surviving entity's name was changed to Quintek Technologies, Inc. Since the merger, Quintek Electronics continued to sell its aperture card products and all former operations of Pacific Diagnostics Technologies, Inc. were discontinued. On February 24, 2000, we acquired all of the out standing shares of common stock of Juniper
Acquisition Corporation. Upon effectiveness of that acquisition, Quintek Electronics elected to become the successor issuer to Juniper for reporting purposes under the Securities Exchange Act of 1934.

         We have been a manufacturer of hardware and software and a service provider to the corporate and public sector markets since 1991. Our new division, Quintek Services, Inc. delivers business process outsourcing services and information lifecycle management solutions to document intensive industries such as healthcare and financial services. Business process outsourcing is the delegation, by the customer, of the operational responsibility for a business process's execution and performance within the customer's environment. The solutions and services we provide enable organizations to secure and manage their information and document business processes more efficiently.

         Quintek Services provides business process outsourcing services to Fortune 500, Russell 2000 companies and public sector organizations. Our business process outsourcing services range from the digitizing, indexing and uploading of source documents through simple customer-specific, rules-based decision making.

         We sell hardware, software and services for printing large format drawings such as blueprints and computer aided design files directly to the microfilm format of aperture cards. We are the only manufacturer of a patented chemical-free desktop microfilm printer for aperture cards.


2.     Basis of Presentation

The accompanying unaudited financial statements of Quintek Technologies, Inc (the "Company) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial

                              QUINTEK TECHNOLOGIES,
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

statements. In the opinion of management, the accompanying unaudited financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of September 30, 2004, the results of operations for the three months ended September, 2004 and 2003, and cash flows for the three months ended September 30, 2004 and 2003. The operating results for the three month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005 The audited financial statements for the year ended June 30, 2004 were filed on October 1, 2004 with the Securities and Exchange Commission and is hereby referenced. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2004 Form 10-KSB.


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

Research and Development
Research and development costs are charged to operations when incurred and are included in operating expenses. The amount charged to operations for the three months ended September 30, 2004 and 2003 was $15,073 and 12,406, respectively.

Marketable securities

On July 29, 2004, the Company entered into an Agreement with LANGLEY PARK INVESTMENTS PLC, a London Investment Company to issue 14,000,000 shares of the Company's common stock to Langley in return for 1,145,595 shares of Langley. Fifty percent of Langley shares issued to the Company under this agreement is to be held in escrow for two years. The Company has recorded such shares as shares held in escrow amounting $1,330,000 as contra equity in the accompanying financial statements. At the end of two years if the market price for the Company's common stock is at or greater than the Initial Closing Price the escrow agent will release the full amount. In the event that the market price for the Company's common stock is less than the Initial Closing Price the amount released will be adjusted.

Langley attained listing with the United Kingdom Listing Authority. The Company's shares are to be held by Langley for a period of at least two years. Langley shares issued to the Company are to be free trading.

The Company's marketable securities (Langley's shares) are classified as available-for-sale and, as such, are carried at fair value. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee, As such, the investment is accounted for in accordance with the provisions of SFAS No. 115.

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On September 30, 2004, the investments have been recorded at $1,330,000 based upon the fair value of the marketable securities.

Marketable securities classified as available for sale consisted of the following as of September 30, 2004:

                              QUINTEK TECHNOLOGIES,
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


                                                          Market           Accum.         Number of
         Investee Name                Cost at            Value at        Unrealized     Shares Held at
            (Symbol)            September 30, 2004  September 30, 2004  Gain (Loss)  September 30, 2004
---------------------------------------------------------------------------------------------------------
 Langley Park Investments, PLC          $ 1,330,000        $ 1,330,000           $ -             572,798

                                -----------------------------------------------------
      Totals                            $ 1,330,000        $ 1,330,000           $ -
                                =====================================================


Stock based compensation
SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with proforma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

The Company's board of directors authorized a stock award and long-term incentive plan which includes stock appreciation rights and certain stock incentive awards. The plan was approved by the shareholders as of June 30, 2004.

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Issuance of shares for service

                              QUINTEK TECHNOLOGIES,
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Reporting segments

Statement of financial accounting standards No. 131, Disclosures about segments of an enterprise and related information (SFAS No. 131), which superseded statement of financial accounting standards No. 14, Financial reporting for segments of a business enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performances. Currently, SFAS 131 has no effect on the Company's financial statements as substantially all of the Company's operations are conducted in one industry segment.

Reclassifications

Certain comparative amounts have been reclassified to conform with the current period presentation.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the period ended September 30, 2004 and 2003, as follows ($ in thousands, except per share amounts):

                              QUINTEK TECHNOLOGIES,
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


                                                 Period ended September 30,
                                                    2004           2003
                                               -------------     -----------

     Net loss - as reported                    $  (1,194$             (114)
     Stock-Based employee compensation
       expense included in reported net
       income, net of tax                           --                --

     Total stock-based employee
       compensation expense determined
       under fair-value-based method for all
       rewards, net of tax                          (362)             --
                                               -------------     -----------
     Pro forma net loss                        $  (1,556)        $    (114)
                                               =============     ===========
E    arnings (loss) per share:

     Basic, as reported                        $      (0.02)     $    (0.00)
     Diluted, as reported                      $      (0.02)     $    (0.00)
     Basic, pro forma                          $      (0.02)     $    (0.00)
     Diluted, pro forma                        $      (0.02)     $    (0.00)

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

                              QUINTEK TECHNOLOGIES,
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "ACCOUNTING IN CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB) delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The Company will evaluate the impact of EITF 03-01 once final guidance is issued.


In April of 2004, the EITF reached consensus on the guidance provided in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under SFAS No. 128 Earnings Per Share" ("EITF 03-6"). EITF 03-6 clarifies whether a security should be considered a "participating security" for purposes of computing earnings per share ("EPS") and how earnings should be allocated to a "participating security" when using the two-class method for computing basic EPS. The adoption of EITF 03-6 does not have a significant impact on the Company's financial position or results of operations.


In May of 2004, the FASB revised FASB Staff Position ("FSP") No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" and issued FSP No. 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" ("FSP No. 106-2"). FSP 106-2 provides accounting guidance to the employers who sponsor post retirement health care plans that provide prescription drug benefits; and the prescription drug benefit provided by the employer is "actuarially equivalent" to Medicare Part D and hence qualifies for the subsidy under the Medicare amendment act. The adoption of FSP 106-2 does not have a significant impact on the Company's financial position or results of operations.

SEC Staff Accounting Bulletin (SAB) No. 105, "APPLICATION OF ACCOUNTING PRINCIPLES TO LOAN COMMITMENTS," summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB No.105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB No. 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB No. 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard does not have a material impact on the Company's financial statements.

                            QUINTEK TECHNOLOGIES,
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


3.      PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2004, consists of the following:

              Scanning Equipment              $ 193,677
              Computer and office equipment     111,752
                Other depreciable assets        102,880
               Software                          76,164
              Furniture and fixture              35,589
                                              ---------
                                                520,062
              Accumulated depreciation         (243,354)
                                              ---------
                                              $ 276,708
                                              =========

4.       INTANGIBLE ASSETS
The  Company  evaluates  intangible  assets  and  other  long-lived  assets  for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill after July 1, 2002 has been evaluated in accordance with SFAS No. 142. The SFAS No. 142 is applicable to the financial statements of the Company beginning July 1, 2002. Net intangible assets at September 30, 2004 were as follows:

                Patents and proprietary processes    $   136,067
                Accumulated amortization                 129,620
                                                     -----------
                                                     $     6,447
                                                     ===========

Amortization  expenses  for the  Company's  intangible  assets  over the  future
periods  are  estimated  to  be:  Twelve  months  period  ended   September  30,
2005-$6,447.

5.       EMPLOYEE RECEIVABLES

                 Notes receivable from employees, unsecured,
                    due on June 30, 2019, interest at 4%         $ 377,649

                 Interest receivable in connection with
                    above notes receivable                          18,385
                                                                 ---------
                                                                   396,034
                 Valuation allowance                              (393,208)
                                                                 ---------
                                                                 $   2,826
                                                                 =========

                              QUINTEK TECHNOLOGIES,
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

 6.      FACTORING PAYABLE

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

At September 30, 2004, the Company had a factoring payable balance of $20,000.

7.       PAYROLL TAXES-ASSUMED IN MERGER

The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance was $96,661 at September 30, 2004. The Company is delinquent on payments of these payroll tax liabilities.

8.     LONG TERM PAYABLES

            Leases payable, interest at 7.9% to 20%, due various dates       $ 273,680
             in 2005 to 2008
            Note payable, DFS, interest at 15.99%, due Jun & Jul 2006            2,720
            Notes payable, AP conversion, interest at 8%, due 2006              44,208
            Note payable - Vendor, monthly installments $404, July 2005          4,045

                                                                               324,653
            Current portion                                                    136,562
                                                                             $ 188,091

            The future maturity of the long term payables is as follows:

                                                     2005                    $ 136,562
                                                     2006                      110,699
                                                     2007                       77,392
                                                     Total                   $ 324,653
                                                                             =========

                              QUINTEK TECHNOLOGIES,
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


9.          CONVERTIBLE BONDS

         Bonds payable with interest at 9%, due on various
         dates in 2001 and 2002, convertible to shares of
         Common stock in increments of $1,000 or more.                        $ 21,354

         Bonds  payable  with  interest at 12%,  due July 2002,
         convertible to shares of common stock in increments
         of $500 or more.                                                       41,141
                                                                              --------
                                                                             $  62,495
                                                                             =========

Certain of the outstanding convertible bonds have matured as of December 31, 2002. The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds.

Bondholders have been asked to exchange their bonds for Series B preferred stock. As of September 30, 2004, holders of $198,000 of the bonds including accrued interest had acted on this. The $198,000 is included in the liability section of the financials under "Liabilities in Process of Conversion to Stock," since the preferred stock has not been issued.

10.        CONVERTIBLE DEBENTURES

During the period ended September 30, 2004, the Company raised capital through the issuance of convertible debentures in the amount of $325,000.

One debenture in the amount of $300,000 pays interest at 5 3/4% interests and includes 3,000,000 warrants to purchase common stock for a period of three years at $1.00. The "Conversion Price" shall be equal to the lesser of (i) $0.50, or
(ii) 80% of the average of the 5 lowest Volume Weighted Average Prices during the 20 Trading Days prior to Holder's election to convert, or (iii) 80% of the Volume Weighted Average Price on the Trading Day prior to Holder's election to convert market price of the Company's common stock prior to conversion. Upon conversion of the debenture, the fund is obligated to simultaneously exercise the $1.00 warrants providing added funding to the company. The Warrant must be exercised concurrently with the conversion of this Debenture in an amount equal to ten times the dollar amount of the Debenture conversion. Upon execution of the securities purchase agreement, $225,000 of the purchase price was due and paid to the Company. The remaining $75,000 is due the Company upon declaration from the Securities and Exchange Commission that the Registration Statement for the conversion shares and warrants is effective.

A second agreement consists of 2 convertible debentures each for $100,000 which bears simple interest at 10%. The initial Debenture for $100,000 was purchased during August 2004. The second Debenture for $100,000 will be purchased within five days of a registration statement being declared effective covering the Conversion Shares and Warrant Shares. Debentures are convertible into the Common stock of the Company. Conversion Price per share shall be the lower of (i) $0.10 ("Maximum Base Price"); or (ii) in the event the Borrower enters into an agreement subsequent to execution of the Securities Purchase Agreement to sell Common Stock or a convertible instrument that converts into Common Stock prior to conversion of this Debenture at a price less than the Conversion Price of this Debenture, then the Conversion Price of this Debenture shall be immediately reset to a lower Conversion Price equal to that described in the subsequent agreement. Warrants are exercisable at $0.12 per share into the Common Stock of the Company and expire on August 17, 2007.

                              QUINTEK TECHNOLOGIES,
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

The conversion right of the debenture holder with respect to the individual debentures shall only exist upon the Company's registration statement registering the Shares underlying the debentures and other Securities being declared effective by the Securities and Exchange Commission. As of September 30, 2004, the criteria to convert the debentures to common stock were not met.

The total interest on these convertible debentures for the period ended September 30, 2004 amounted to $3,326.

11.         CONVERTIBLE NOTES

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

 The conversion right of the note holder with respect to the individual notes shall only exist upon: (i) the approval of a proxy statement to be filed with the Securities and Exchange Commission and approval of an amendment by the Company's shareholders to authorize to 200,000,000 the number of shares of common stock and (ii) the Company's registration statement registering the Shares underlying the notes and other Securities has been declared effective by the Securities and Exchange Commission. As of September 30, 2004, the criteria to convert the notes to common stock were not met.

The total interest on these convertible notes for the period September 30, 2004 amounted to $12,500.

12.        LIABILITIES IN PROCESS OF CONVERSION TO STOCK

The Company has a total of $470,629 liabilities in process of conversion to stock as of September 30, 2004. This amount consists of the following:

                  Bond payable                              $ 198,268
                  Accounts payable                             20,147
                  Payrolls payable                            252,214
                                                            ---------
                                                            $ 470,629
                                                            =========

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

                              QUINTEK TECHNOLOGIES,
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

14.       LOANS PAYABLE - STOCKHOLDERS

The Company has a loan payable balance of $32,300 to the stockholders at September 30, 2004. These loans are interest free, unsecured and due on demand.

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

During the period ended September 30, 2004, 2,043,888, shares of common stock were issued for services valued at $170,000.

During the period ended September 30, 2004, 4,682,572 shares of common stock were issued for conversion of loans from shareholders bond amounting $211,756.

During the period ended  September 30, 2004,  $70,000 of outstanding  notes were
converted  to  700,000  shares  of  common  stock.   In  connection   with  this
transaction, $28,297 of beneficial conversion feature expense was recorded.

On September 15, 2004, the Company agreed to issue and sell to an Investor 1,000,000 shares of the Company's Common Stock and warrants purchase up to 1,000,000 shares of Common Stock. The investor purchased from the Company
1,000,000 shares of Common Stock of the Company for $.10 per share, for an aggregate of $100,000, and also received from the Company (a) warrants to purchase up to 1,000,000 shares of Common Stock of the Company at $.13 per share at any time through September 15, 2007.

The Company agreed to provide with respect to the Common Stock as well as the Common Stock issuable upon exercise of the Warrants certain registration rights under the Securities Act;


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

                              QUINTEK TECHNOLOGIES,
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)


During the year ended June 30, 2004, 200,000 shares of warrants were issued for consulting services for three years beginning February 2004, valued at $41,572. $3,464 was amortized during the period ended September 30, 2004. The fair value of the warrants is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value.

Annual rate of quarterly dividends                            0.00%
Discount rate - Bond Equivalent Yield                         3.50%
Expected life                                               3 years
Expected volatility                                            100%

       b.    Common Stock Reserved

At September 30, 2004, common stock was reserved for the following reasons:

        Outstanding convertible bond                     151,919 shares
        Exercise of Class L warrants                   3,063,432 shares


             Warrants
                                                        Number
                                                          of
                                                        Warrants
                                                        --------


         Outstanding June 30, 2004                     3,263,432
         Issued during the period                      1,000,000
         Exercised                                             0
                                                       ---------
         Outstanding September 30, 2004                4,263,432
                                                       =========

       c.    Stock Option Agreements

The Company granted 50,000 stock options to one employee during the period ended September 30, 2004.

The Company recorded $ 1,500 as compensation expense due to issuance of the options, during the period ended September 30, 2004.

The number and weighted average exercise prices of options granted by the Company are as follows:

              Options

                                                       Number
                                                         of
                                                       Options
                                                       --------
         Outstanding June 30, 2004                     2,215,000
         Granted during the period                        50,000
         Exercised                                             0
         Expired/forfeited                                     0
                                                       ---------
         Outstanding September 30, 2004                2,265,000

                              QUINTEK TECHNOLOGIES,
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the six month ended June 30, 2004 as follows ($ in thousands, except per share amounts). :


            Net loss - as reported                    $      (1198)
            Stock-Based employee compensation
              expense included in reported net
              income, net of tax
                                                                -
            Total stock-based employee
              compensation expense determined
              under fair-value-based method for all
              rewards, net of tax                               (1)
                                                        -------------
            Pro forma net loss                        $     (1,199)
                                                        =============
            Earnings per share:
            Basic, as reported                        $       0.02
            Diluted, as reported                      $       0.02
            Basic, pro forma                          $       0.02
            Diluted, pro forma                        $       0.02

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model are as follows:

                  Expected life (years)                       1  year
                  Risk-free interest rate             1.40% and 3.40%
                  Dividend yield                             0% and 0%
                  Volatility                             45% and 100%

      d. Stock transactions approved by the shareholder's

At the annual meeting of the shareholders held June 30, 2004, the shareholders approved by a majority vote to increase to 200,000,000 shares, no par value common stock, and 50,000,000 shares no par value, preferred stock which the corporation shall have authority to issue. The board of directors is authorized to divide the preferred stock into any number of classes or series, fix the designation and number of shares of each such series or class and alter or determine the rights, preferences, privileges and restrictions of each or series of preferred stock Series A Preferred Stock

                              QUINTEK TECHNOLOGIES,
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

The general terms of the Series A Preferred Stock is as follows: Par value - $0.00; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:1 ratio ; Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At September 30, 2004, the Company had 2,250,000 shares of Series A Preferred Stock to be issued valued at $360,000. The Company has recorded a cumulative dividend of $2,813 for the preferred stockholders for the three month period ended September 30, 2004, in the accompanying financial statements.

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

Liabilities in process of conversion to stock:

The Company has entered into agreements with various vendors and employees to convert their liabilities into the above, three preferred series of stock pending approval of same. The conversion rate varies. (note 12)

17.   SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $-0- for income tax during the period ended September 30, 2004. The Company paid $9,754 interest during the period ended June 30, 2004.

                              QUINTEK TECHNOLOGIES,
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

The cash flow statement for the period ended ended September 30, 2004 does not include the following non-cash investing and financing transactions;

         o 4,682,572 shares of common stock were issued for conversion of loans from stockholders amounting to $211,756.
         o Machinery and equipment was acquired through financing agreements in the amount of $223,242.
         o 1,145,595 of shares of a publicly held entity were purchased in exchange for 14,000,000 shares of the Company's common stock. The shares received were valued at $2,660,000. Of this amount 572,798 are trading shares, the remaining 572,797 shares are being held in escrow.

18.    COMMITMENTS AND CONTINGENCIES

a)    Operating Leases
Effective July 1, 2004 the Company relocated its executive offices to Huntington Beach, California and entered into a four year lease agreement. The agreement contains a base rent escalation clause. The Company leases its Idaho office facility under a month-to-month rental agreement at $1,384 per month. For the period ended June 30, 2004 rent expense for these operating leases totaled $29,711.


The future minimum lease payments under non-cancelable leases are as follows:

                       2005                  $  79,000
                       2006                     81,000
                       2007                     83,000
                       2008                     64,000
                                             ---------
                                             $ 307,000
                                             =========

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

                              QUINTEK TECHNOLOGIES,
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

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

19.   BASIC AND DILUTED NET LOSS PER SHARE

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

20.    GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2004, the Company had incurred cumulative losses of $24,256,306 including net losses of $1,198,053 and $113,709 for the periods ended September 30, 2004 and 2003 respectively. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent

                              QUINTEK TECHNOLOGIES,
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2004, towards (i) obtaining additional equity financing (ii) controlling of salaries and general and administrative expenses (iii) management of accounts payable and (iv) evaluation of its distribution and marketing methods.

21.  SUBSEQUENT EVENTS

During October 2004, the Company converted various liabilities and stock based compensation to shares of stock as follows:


400,000 shares of common stock were issued as repayment of $32,300 in loans from a stockholder. As part of the agreement, the Company forgave $6,000 owed to the Company by the stockholder.

1,008,054 shares of Series A preferred stock were issued as conversion of $252, 213 in back payroll. The Series A preferred stock is convertible to common stock on a 1:1 basis.

2,250,000 shares of Series A preferred stock were issued as compensation for services in the amount of $340,000. 250,000 shares valued at $40,000 were recorded as shares to be issued during the year ended June 30, 2004. The series A preferred stock is convertible to common stock on a 1:1 basis.

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

Item 2. Management's Discussion and Analysis

2.1 Results of Operations

Our revenues totaled $114,266 and $108,177 for the three months ended September 30, 2004 and 2003, respectively, an increase of $6,089 (6%) in 2004, primarily due to changing the company's sales focus to the services business. Revenues in the previous period resulted primarily from sales of equipment, aperture card media, and maintenance services. Revenues in this period included $60,885 from the new services business.

For the three months ended September 30, 2004 and 2003, cost of sales was $84,481 and $52,910, respectively, an increase of $31,571 (60%) in 2004. The cost of sales for the previous period consisted primarily of labor and production costs. The cost of sales for this period consisted primarily of labor, facility and equipment lease costs.

Operating expenses totaled $1,202,109 for the three month period ended September 30, 2004 as compared to $165,898 for the three month period ended September 30, 2003, a $1,036,211 (625%) increase in 2004, primarily due to a increase in sales related expenses and stock-based compensation for consulting services accrued over the past 18 months.

During the three months ended September 30, 2004, we billed on 3 contracts for document services, (19) maintenance contracts, (1) network upgrades, and 18,000 aperture cards.

2.2 Liquidity and capital resources

We have historically financed operations from the issuance of debt, the sale of common stock and the conversion of common stock warrants. On September 30, 2004, we had cash on hand of $11,670 and working capital of $(854,163) as compared to cash on hand of $15,600 and working capital of ($2,127,979) at period-ending June 30, 2003.

Net cash used in operating activities of $(571,727) and $552 for three months ended September 30, 2004 and 2003, respectively, is attributed primarily to an increase in stock-based compensation, issuance of stock for consulting services and accounts payable and accrued expenses.


Net cash used for investing activities of $0 for the three months ended September 30, 2004 and ($9,092) for the three months ended September 30, 2003 is primarily related to no purchases of other assets made during the period.

Net cash provided by financing activities of $567,797 for the three months ended September 30, 2004 is based primarily on sale of securities. Net cash provided by financing activities of $(8,066) for the three months ended September 30, 2003 is based primarily on proceeds from factoring offset by notes payable to stockholders.

We assumed certain payroll tax liabilities as the result of the merger with Pacific Diagnostic Technologies, Inc., on January 14, 1999. We have negotiated a payment plan with the Internal Revenue Service to pay the payroll taxes assumed in the merger.

We believe that the receipt of net proceeds from the issuance of debt, the sale of the common stock and the exercise of common stock warrants plus cash generated internally from sales will be sufficient to satisfy our future operations, working capital and other cash requirements for the remainder of the fiscal year. However, if we are unable to raise sufficient capital, we may need to sell certain assets, enter into new strategic partnerships, reorganize the Company, or merge with another company to effectively maintain operations. Our audit for the years ended June 30, 2004 and 2003 contained a going concern qualification.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.


On September 30, 2004, Quintek sold 14,000,000 shares of common stock to an institutional investor at $0.139 per share.

On July 15, 2004, Quintek granted 300,000 of common stock to a consultant in consideration of services performed pursuant to a consulting agreement.

On July 27, Quintek sold a one year $50,000 convertible promissory note bearing ten percent annual interest to an accredited investor. On August 30,the note was converted into 500,000 shares of common stock at $0.10. Additionally, the investor was granted, for each share converted pursuant to the note, one warrant to purchase a share of common stock at $0.15 expiring 7/27/07.

On September 15, 2004, Quintek sold 1,000,000 shares of common stock to an investor in consideration of $100,000; additionally, the investor was granted a three year warrant to purchase 1,000,000 of common stock at an exercise price of $0.14.

On August 5, 2004, Quintek sold 1,000,000 shares of common stock to an accredited investor in consideration of $70,000.

On August 5, 2004, Quintek sold 500,000 shares of common stock to an accredited investor in consideration of $35,000.

On August 26, 2004, Quintek granted 150,000 of common stock to a consultant in consideration of services performed pursuant to a consulting agreement.

On July 1, Quintek sold a one year $20,000 convertible promissory note bearing ten percent annual interest to an accredited investor. On August 30, the note converted into 200,000 shares of common stock at $0.10. Additionally, the investor was granted, for each share converted pursuant to the note, one warrant to purchase a share of common stock at $0.15 expiring 7/11/07.

On July 17, Quintek sold a one year $100,000 convertible promissory note bearing ten percent annual interest to an accredited investor. The note is convertible into 1,000,000 shares of common stock at $0.10. Additionally, the investor was granted, for each share converted pursuant to the note, one warrant to purchase a share of common stock at $0.15 expiring 7/11/07.

On August 2, 2004, Quintek sold a two year $325,000 convertible promissory note bearing 5.75% annual interest to an accredited investor. The note is convertible into shares of common stock. The "Conversion Price" of the note shall be equal to the lesser of (i) $0.50, or (ii) 80% of the average of the 5 lowest volume weighted average prices during the 20 trading days prior to holder's election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to holder's election to; additionally Quintek granted 3,000,000 warrants to purchase common stock for a period of three years at $1.00. Upon conversion of the note, the fund is obligated to simultaneously exercise the $1.00 warrants. The warrants must be exercised concurrently with the conversion of the note in an amount equal to ten times the dollar amount of the note conversion.

On September 29, 2004, Quintek granted 700,000 shares of common stock to a consultant in consideration of services performed pursuant to a consulting agreement.

On August 14, 2004, Quintek granted 302,271 shares of common stock to a consultant in consideration of services performed pursuant to a consulting agreement.

On September 26, 2004, Quintek granted 230,275 shares of common stock to a consultant in consideration of services performed pursuant to a consulting agreement.

On September 27, 2004, Quintek granted 648,256 shares of Series B Preferred Stock to three creditors in consideration of conversion of $162,063.88 in debt.

On September 27, 2004, Quintek granted 724,077 shares of Series A Preferred Stock in consideration of conversion of $36,203.84 in debt.

On September 27, 2004, Quintek granted 18,981 shares of Series C Preferred Stock to eleven creditors in consideration of conversion of $18,981.16 in debt.

On September 27, 2004, Quintek granted 1,006,854 shares of Series A Preferred to five employees in consideration of conversion of $251,713.50 in debt.

Subsequent Events

On October 1, Quintek granted 175,000 shares of Common Stock to a consultant in consideration of services performed pursuant to a consulting agreement.

On October 4, 2004, Quintek sold 250,000 shares of common stock to an investor in consideration of $25,000; additionally, the investor was granted a three year warrant to purchase 250,000 of common stock at an exercise price of $0.15.

On October 16, 2004,  Quintek sold a six month $250,000  promissory note bearing
5.75 percent annual interest to an accredited investor for $250,000. Additionally, the investor was granted a 5,000,000 warrant to purchase common stock at $0.10 expiring 10/16/07.

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

N/A


Item 4. Submission of Matters to a Vote of Security Holders

During the three month period ending September 30, 2004, no matters were submitted to a vote of security holders.

Item 5. Other Information

N/A


Item 6. Exhibits

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

                           QUINTEK TECHNOLOGIES, INC.





Date: November 10, 2004             /s/ ROBERT STEELE
                                    --------------------------------------------
                                    Robert Steele, Chairman
                                    and Chief Executive Officer

Date: November 10, 2004             /s/ ANDREW HAAG
                                    --------------------------------------------
                                    Andrew Haag, Chief Financial Officer