Form 10QSB
period 2004-12-31
QUINTEK TECHNOLOGIES INC
filed 2005-02-14
CIK 1107714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2004

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

Check whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

At February 11, 2005, a total of 79,890,552 shares of registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

TABLE OF CONTENTS

PART I           FINANCIAL INFORMATION
Item 1.          Financial Statements
                    Balance Sheets
                    Statement of Operations
                    Statements of Cash flows
                    Notes to Financial Statements
Item 2.          Management's Discussion and Analysis
Item 3.          Controls and Procedures

PART II          OTHER INFORMATION
Item 1.          Legal Proceedings
Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.          Defaults Upon Senior Securities
Item 4.          Submission of Matters to a Vote of Security Holders
Item 5.          Other Information
Item 6.          Exhibits
Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

                                      Index



                         PART I FINANCIAL INFORMATION ........................4

Item 1 Financial Statements ................................................. 4
Item 2 Management's Discussion and Analysis .................................24
Item 3 Disclosure Controls and Procedures ...................................25

                          PART II OTHER INFORMATION .........................25

Item 1 Legal Proceedings ....................................................25
Item 2 Changes in Securities ................................................25
Item 3 Defaults Upon Senior Securities ......................................27
Item 4 Submission of Matters to a Vote of Security Holders ..................27
Item 5 Other Information ....................................................27
Item 6 Exhibits and Reports on Form 8-K .....................................27
Signatures ..................................................................28

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                           QUINTEK TECHNOLOGIES, INC.
                                  BALANCE SHEET
                                DECEMBER 31, 2004
                                   (Unaudited)

                                     ASSETS

             Current assets:
  Cash and cash equivalents                                                 $      4,052
  Accounts receivable, net of allowance for doubtful accounts of $13,929         202,906
  Investment in marketable securities                                            156,718
  Prepaid expenses                                                                13,095
                                                                            ------------
         Total current assets                                                    376,771

Property and equipment, net                                                      253,227

Other assets:
  Deposits                                                                        38,434
  Restricted cash                                                                250,000
  Other assets                                                                       883
                                                                            ------------
                                                                                 289,317
                                                                            ------------
Total assets                                                                $    919,315
                                                                            ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                     $    539,207
  Note payable                                                                   250,000
  Factoring payable                                                              136,722
  Payroll and payroll taxes payable                                               79,069
  Payroll taxes assumed in merger                                                 96,661
  Advances from lenders                                                          125,000
  Loans payable - stockholders                                                    32,300
  Current portion of long-term debt                                               90,742
  Convertible bonds                                                               62,495
  Convertible debentures                                                         200,000
  Convertible notes                                                              500,000
  Deferred revenue                                                               138,863
  Dividend payable                                                                 7,879
                                                                            ------------
        Total current liabilities                                              2,258,938

Long-term debt, net of current portion                                           200,563

Convertible debentures                                                           225,000

Commitments and contingencies

Stockholders' deficit:
Preferred stock, convertible, no par value, 50,000,000 shares authorized,
  4,683,334 shares issued and outstanding                                   $          0
Common stock, $0.01 par value, 200,000,000 shares authorized,
  79,101,177 shares issued and outstanding                                       791,012
Additional paid-in capital                                                    26,286,828
Shares to be issued                                                               25,000
Unamortized consulting fees                                                      (23,580)
Investments held in escrow                                                      (156,718)
Accumulated deficit                                                          (28,687,728)
                                                                            ------------
        Total stockholders' deficit                                           (1,765,186)
                                                                            ------------
        Total liabilities and stockholders' deficit                         $    919,315
                                                                            ============

                  The accompanying notes are an integral part
               of these unaudited condensed financial statements.


                         QUINTEK TECHNOLOGIES, INC.
                          STATEMENTS OF OPERATIONS
                                (Unaudited)


                                                          Three month periods ended        Six month periods ended
                                                                 December 31,                    December 31,
                                                            2004            2003            2004            2003
                                                        ------------   --------------   ------------    ------------

Net revenue                                             $    322,413    $     77,248    $    436,679    $    185,425

Cost of revenue                                              271,773          60,673         356,253         113,583
                                                        ------------    ------------    ------------    ------------
Gross margin                                                  50,640          16,575          80,426          71,842

Operating expenses:
  Selling, general and administrative                      1,381,023         246,560       2,221,132         412,458
  Permanent decline on value of marketable securities      2,346,564            --         2,346,564            --
  Stock-based compensation                                    46,549          15,000         408,549          15,000
                                                        ------------    ------------    ------------    ------------
Total operating expenses                                   3,774,136         261,560       4,976,245         427,458
                                                        ------------    ------------    ------------    ------------
Loss from operations                                      (3,723,496)       (244,985)     (4,895,819)       (355,616)

Non-operating income (expense):
  Other income                                                 2,853           2,864           6,178           5,846
   Loss on conversion of debt                               (667,570)       (667,570)
   Interest expense                                          (35,330)        (10,768)        (60,773)        (16,828)
                                                        ------------    ------------    ------------    ------------
Total non-operating income (expense)                        (700,047)         (7,904)       (722,164)        (10,982)

                                                        ------------    ------------    ------------    ------------
Loss before provision for income taxes                    (4,423,543)       (252,889)     (5,617,984)       (366,598)

Provision for income taxes                                      --              --               800            --
                                                        ------------    ------------    ------------    ------------
Net loss                                                  (4,423,543)       (252,889)     (5,618,784)       (366,598)

Dividend requirement for preferred stock                       5,066            --             7,879            --
                                                        ------------    ------------    ------------    ------------
Net loss applicable to common shareholders                (4,428,609)       (252,889)     (5,626,663)       (366,598)

Other comprehensive (loss)/gain:                                --              --              --              --


                                                        ------------    ------------    ------------    ------------
Comprehensive loss                                      $ (4,428,609)   $   (252,889)   $ (5,626,663)   $   (366,598)
                                                        ============    ============    ============    ============

Basic and diluted net loss per share                    $      (0.06)   $      (0.01)   $      (0.08)   $      (0.01)

Basic and diluted net loss per share for dividend
  for preferred stock                                           0.00            0.00            0.00            0.00

Basic and diluted net loss per share applicable to
                                                        ------------    ------------    ------------    ------------
  common shareholders                                   $      (0.06)   $      (0.01)   $      (0.08)   $      (0.01)
                                                        ============    ============    ============    ============

Basic and diluted weighted average
   shares outstanding                                     74,506,311      47,758,001      66,423,928      47,758,001
                                                        ============    ============    ============    ============

                  The accompanying notes are an integral part
               of these unaudited condensed financial statements.


                            QUINTEK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                          Six months periods ended
                                                                                December 31,
                                                                           2004            2003
                                                                        -----------    -----------
           OPERATING ACTIVITIES
   Net loss                                                            $(5,618,784)   $  (366,598)
   Adjustments to reconcile net loss to net cash used in operations:
      Issuance of shares for consulting services                           550,758         15,000
      Loss on conversion of debt                                           667,570           --
      Stock based compensation                                             170,000           --
      Issuance of shares for officer compensation                          427,500           --
      Permanent decline on value of marketable securities                2,346,564
      Stock options granted                                                  1,500           --
      Warrants granted to consultant                                       589,602           --
      Depreciation and amortization                                         72,026         23,252
      Changes in current assets and liabilities:
         (Increase) decrease in accounts receivable                       (174,170)        51,694
         (Increase) decrease in inventory                                     --           (7,098)
         (Increase) decrease in other current assets                       (37,849)         3,843
         Increase in accounts payable                                      120,395         10,422
         Increase in payroll payables                                         --           75,359
         Increase in dividend payable                                        7,879           --
         Increase in other liabilities                                      51,823         78,995
                                                                       -----------    -----------
   Net cash used in operating activities                                  (825,185)      (115,131)
                                                                       -----------    -----------
INVESTING ACTIVITIES
   Acquisition of equipment                                               (178,181)       (13,585)
   (Increase) in employer receivables                                         --           (2,127)
                                                                       -----------    -----------
   Net cash used in investing activies                                    (178,181)       (15,712)
                                                                       -----------    -----------
FINANCING ACTIVITIES
   Factoring payable                                                       (93,492)      (126,890)
   Proceeds from notes payable - stockholders                                 --          100,000
   Proceeds from line of credit                                            250,000           --
   Proceeds from issuance of debentures                                    425,000           --
   Proceeds from convertible notes                                         170,000         10,800
   Cash received for shares to be issued                                    25,000           --
   Proceeds from issuance of common stock and warrants                     229,967        109,000
   Proceeds (Payment) of notes payable                                     (14,657)        19,420
                                                                       -----------    -----------
Net cash provided by financing activities                                  991,818        112,330
                                                                       -----------    -----------
Net decrease in cash and cash equivalents                                  (11,548)       (18,513)
Cash and cash equivalents, beginning balance                                15,600         21,162
                                                                       -----------    -----------
Cash and cash equivalents, ending balance                              $     4,052    $     2,649
                                                                       ===========    ===========

                 The accompanying notes are an integral part
               of these unaudited condensed financial statements.

                           QUINTEK TECHNOLOGIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

1. Description of business

The Company was originally incorporated under the laws of the State of California on April 16, 1993, as Quintek Electronics, Inc. On January 14, 1999, the Company merged with Pacific Diagnostic Technologies, Inc. in a business combination accounted for as a purchase. The acquisition took place under a plan of reorganization. Quintek Electronics, Inc. ("QEI") became public when it was acquired by Pacific Diagnostic Technologies, Inc. ("PDX") through a reverse merger and Chapter 11 Plan of Reorganization. Under the plan, all assets of QEI were sold to PDX, all PDX management resigned once the Plan was confirmed, and QEI's management and operating plan were adopted by the new operating entity. Shortly after the confirmation of the plan, the name of the reorganized debtor was changed to Quintek Technologies, Inc. ("QTI"). QTI assumed the assets, liabilities, technology and public position of both QEI and PDX. At the time of the merger, PDX was a non operating public entity and QTI has no intention of carrying on the former operations of PDX.

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

Quintek provides business process outsourcing services to Fortune 500, Russell 2000 companies and public sector organizations. The Company's business process outsourcing services range from the digitizing, indexing, and uploading of source documents through simple customer-specific, rules-based decision making. The Company sells hardware, software and services for printing large-format drawings such as blueprints and computer-aided design (CAD) files directly to the microfilm format off aperture cards. The Company is the only manufacturer of a patented, chemical-free desktop microfilm printer for aperture cards.


2. Basis of Presentation

The accompanying unaudited financial statements of Quintek have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of December 31, 2004, the results of operations for the six months ended December 31, 2004 and 2003, and cash flows for the six months ended December 31, 2004 and 2003. The operating results for the six month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending June 30, 2005. The audited financial statements for the year ended June 30, 2004 were filed on October 1, 2004 with the Securities and Exchange Commission and is hereby referenced. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2004 Form 10-KSB.

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

Research and development

Research and development costs are charged to operations when incurred and are included in operating expenses. The amount charged to operations for the six months ended December 31, 2004 and 2003 was $37,384 and $25,022, respectively.

Marketable securities and realized loss due to decline in market value

On July 29, 2004, the Company entered into an Agreement with LANGLEY PARK INVESTMENTS PLC, a London Investment Company to issue 14,000,000 shares of the Company's common stock to Langley in return for 1,145,595 shares of Langley. Fifty percent of Langley shares issued to the Company under this agreement is to be held in escrow for two years. The Company recorded realized loss of $
2,346,564 due to permanent decline based on the market value of shares on December 31, 2004 which is reflected as realized loss on marketable securities in the operating expenses in the accompanying financials statements. At the end of two years if the market price for the Company's common stock is at or greater than the Initial Closing Price, the escrow agent will release the full amount. In the event that the market price for the Company's common stock is less than the Initial Closing Price the amount released will be adjusted.

Langley attained listing with the United Kingdom Listing Authority. The Company's shares are to be held by Langley for a period of at least two years. Langley shares issued to the Company are to be free trading.

The Company's marketable securities (Langley's shares) are classified as available-for-sale and, as such, are carried at fair value. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee. As such, the investment is accounted for in accordance with the provisions of SFAS No. 115.

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2004, the investments have been recorded as shown below based upon the fair value of the marketable securities.

Marketable securities classified as available for sale consisted of the following as of December 31, 2004:


                                                          Market           Accum.         Number of
         Investee Name                Cost at            Value at        Unrealized     Shares Held at
            (Symbol)            December 31, 2004  December 31, 2004    Gain (Loss)    December 31, 2004
---------------------------------------------------------------------------------------------------------
Marketable securities:
Langley Park Investments, PLC      $ 1,330,000        $  156,718      $ (1,173,282)      572,798

Investments held in escrow:
 Langley Park Investments, PLC     $ 1,330,000        $  156,718      $ (1,173,282)      572,798
                                -------------------------------------------------------------------------
      Totals                       $ 2,660,000        $  313,436      $ (2,346,564)    1,145,596
                                =========================================================================

Stock-based compensation

SFAS No. 123 prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. SFAS No. 123 requires compensation expense to be recorded (i) using the new fair value method or (ii) using the existing accounting rules prescribed by Accounting Principles Board Opinion No. 25, "Accounting for stock issued to employees" (APB 25) and related interpretations with pro-forma disclosure of what net income and earnings per share would have been had the Company adopted the new fair value method. The Company has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and has adopted the disclosure only provisions of SFAS 123. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee is required to pay for the stock.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the period ended December 31, 2004 and 2003, as follows ($ in thousands, except per share amounts):

                                                 Period ended December 31,
                                                    2004           2003
                                               -------------     -----------

     Net loss - as reported                    $  (5,626)       $    (367)
     Stock-Based employee compensation
       expense included in reported net
       income, net of tax                             --               --

     Total stock-based employee
       compensation expense determined
       under fair-value-based method for all
       rewards, net of tax                          (362)             (15)
                                               -------------     -----------
     Pro forma net loss                        $  (5,988)        $   (382)
                                               =============     ===========
    (Loss) per share:

     Basic, as reported                        $   (0.03)       $   (0.01)
     Diluted, as reported                      $   (0.03)       $   (0.01)
     Basic, pro forma                          $   (0.08)       $   (0.01)
     Diluted, pro forma                        $   (0.08)       $   (0.01)

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Nonmonetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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


3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004, consists of the following:



              Scanning Equipment              $ 199,966
              Computer and office equipment     113,514
              Other depreciable assets          102,880
              Software                           76,164
              Furniture and fixture              35,589
                                              ---------
                                                528,113
              Accumulated depreciation         (274,886)
                                              ---------
                                              $ 253,227
                                              =========

4.  RESTRICTED CASH

The Company entered into a consulting agreement with GMAC under which they are required to provide at their own cost a performance bond. Such bond shall be solely for the protection of the client. The intial bond was drafted in the amount of $250,000 and will cover 12 months starting October 1st, 2004.

The Company opened a certificate of deposit for one year, for $ 250,000.

5. EMPLOYEE RECEIVABLES



Notes receivable from employees, unsecured,
   due on June 30, 2019, interest at 4%         $ 262,904

Interest receivable in connection with
   above notes receivable                          21,014
                                                ---------
                                                  283,918
Valuation allowance                              (278,408)
                                                ---------
                                                $   5,510
                                                =========
6. FACTORING PAYABLE

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

At December 31, 2004, the Company had a factoring payable balance of $136,722.

7. PAYROLL TAXES-ASSUMED IN MERGER

The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance was $96,661 at December 31, 2004. The Company is delinquent on payments of these payroll tax liabilities.


8. LONG TERM PAYABLES

 Leases payable, interest at 7.9% to 20%, due various dates     $ 249,338
  in 2005 to 2008
 Note payable, DFS, interest at 15.99%, due Jun & Jul 2006          2,482
 Notes payable, AP conversion, interest at 8%, due 2006            36,654
 Note payable - Vendor, monthly installments $404, July 2005        2,831
                                                                 --------
                                                                  291,305
 Current portion                                                  (90,742)
                                                                 ---------
                                                                 $ 200,563

The future maturity of the long-term payables is as follows:

                                      2005                    $ 90,742
                                      2006                     110,699
                                      2007                      89,864
                                                               -------
                                      Total                  $ 291,305
                                                             =========
9. CONVERTIBLE BONDS


Bonds  payable  with  interest  at 9%,  due on  various  dates in 2001 and 2002, convertible to shares of common stock in
 increments of $1,000 or more.                                $ 21,354

Bonds payable with interest at 12%, due July 2002, convertible to shares of common stock in increments
of $500 or more.                                                41,141
                                                              --------
                                                              $  62,495
                                                              =========

Certain of the outstanding convertible bonds have matured as of December 31, 2002. The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds.

Bondholders have been asked to exchange their bonds for preferred stock. As of December 31, 2004, holders of $198,000 of the bonds including accrued interest had acted on this. The Company issued Series A Preferred shares in amount of $ 36,000 and Series B Preferred shares in the amount of $162,000 as of December 31, 2004.

10. CONVERTIBLE DEBENTURES

During the period ended December 31, 2004, the Company raised capital through the issuance of convertible debentures in the amount of $425,000.

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

A second agreement consists of two convertible debentures each for $100,000 which bears simple interest at 10%. The initial Debenture for $100,000 was purchased during August 2004. The second Debenture for $100,000 was purchased on November 11, 2004. Debentures are convertible into the Common stock of the Company. Conversion Price per share shall be the lower of (i) $0.10 ("Maximum Base Price"); or (ii) in the event the Borrower enters into an agreement subsequent to execution of the Securities Purchase Agreement to sell Common

Stock or a convertible instrument that converts into Common Stock prior to conversion of this Debenture at a price less than the Conversion Price of this Debenture, then the Conversion Price of this Debenture shall be immediately reset to a lower Conversion Price equal to that described in the subsequent agreement. Warrants are exercisable at $0.12 per share into the Common Stock of the Company and expire on August 17, 2007.

The conversion right of the debenture holder with respect to the individual debentures shall only exist upon the Company's registration statement registering the Shares underlying the debentures and other Securities being declared effective by the Securities and Exchange Commission. As of December 31, 2004, the criteria to convert the debentures to common stock were not met.

The total interest on these convertible debentures for the period ended December 31, 2004 amounted to $5,881.

11. CONVERTIBLE NOTES

During the period ended December 31, 2004, the Company raised capital through the issuance of convertible promissory notes in the amount of $500,000. All the notes are for a one year period and bear simple interest at the rate of 10%. The due dates of these notes are from November 26, 2004 through June 4, 2005.

The notes plus any accrued interest through the date of conversion are convertible to the common stock of the Company at $0.06. Additionally, the holder will receive one bonus warrant for each conversion share. Each bonus warrant will be exercisable for a period of 5 years from the date of issuance into one share of common stock at a price of $0.10.

The conversion right of the note holder with respect to the individual notes shall only exist upon: (i) the approval of a proxy statement to be filed with the Securities and Exchange Commission and approval of an amendment by the Company's shareholders to authorize to 200,000,000 the number of shares of common stock and (ii) the Company's registration statement registering the Shares underlying the notes and other Securities has been declared effective by the Securities and Exchange Commission. As of December 31, 2004, the criteria to convert the notes to common stock were not met.

The total interest on these convertible notes for the period December 31, 2004 amounted to $25,000.

12. LOANS PAYABLE - STOCKHOLDERS

The Company has a loan payable balance of $32,300 to the stockholders at December 31, 2004. These loans are interest free, unsecured and due on demand.

13. STOCKHOLDERS' EQUITY

a. Common Stock and Warrants

The Company has authorized 200 million shares of common stock with a par value of $0.01 per share. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares. During the year ended June 30, 2003, the Company established the Class L warrants and initiated the process of establishing the Class A Preferred Stock which underlies these warrants.

During the six months period ended December 31, 2004, 2,725,652 Common Shares were issued for services valued at $367,040 and 4,628,572 Common Shares were issued for conversion of loans from shareholders bond valued at $211,756.

During the six months period ended December 31, 2004, $70,000 of outstanding notes was converted to 700,000 shares of Common Stock. In connection with this transaction, $28,297 of beneficial conversion feature expense was recorded.

During the six month period ended December 31, 2004, 2,467,824 shares of common stock were issued towards the exercise of the options. The Company received $ 24,967 towards the exercise of the option.

During the six month period ended December 31, 2004, 558,984 shares of Series B Preferred shares were converted to 2,794,920 Common Shares valued at $111,797.

During the six month period ended December 31, 2004, the Company issued 2,500,000 shares of common stock for cash for $205,000.

During the six month period ended December 31, 2004, 2,200 shares of Series C Preferred shares were converted to 44,000 Common Shares valued at $2,200.

On July 29, 2004, the Company entered into an Agreement with LANGLEY PARK INVESTMENTS PLC, a London Investment Company to issue 14,000,000 shares of the Company's common stock to Langley in return for 1,145,595 shares of Langley. Fifty percent of Langley shares issued to the Company under this agreement is to be held in escrow for two years

During the six month period ending December 31, 2004, the Company issued to 490,215 shares to employees valued at $ 85,750.

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

Class L - warrants were established in March 2003, with an exercise price of $0.25 per share, an expiration date of January 14, 2005 and Series A Preferred as underlying stock. As of June 30, 2004, holders of Class J exchanged their warrants for 3,063,432 Class L Warrants.

During the year ended June 30, 2004, 200,000 shares of warrants were issued for consulting services for three years beginning February 2004, valued at $41,572. $32,334 was amortized during the six month period ended December 31, 2004. On October 19, 2004, the Company granted 5,000,000 warrants to a third party upon exercising their rights to advance $250,000 to the Company. The amount advanced was for a period of six months bearing an annual interest at 5-3/4%. The Company recorded $ 589,602 as expense for the cost of the issuance of such warrants during the period ended December 31, 2004. The fair value of the warrants is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value.



Annual rate of quarterly dividends                            0.00%
Discount rate - Bond Equivalent Yield                         3.40%
Expected life                                               3 years
Expected volatility                                             90%

b. Common Stock Reserved

At December 31, 2004, common stock was reserved for the following reasons:

Outstanding convertible bond                     151,919 shares
Exercise of Class L warrants                   3,063,432 shares

                                                Number
                                                  of
                                               Warrants
Warrants                                       ---------

 Outstanding June 30, 2004                     4,263,432
 Issued during the period                      5,500,000
 Exercised                                     2,775,297
                                               ---------
 Outstanding December 31, 2004                 6,988,135
                                               =========

c. Stock Option Agreements

The Company granted 50,000 stock options to one employee and recorded $1,500 as compensation expense during the six months period ended December 31, 2004.

The number and weighted average exercise prices of options granted by the Company are as follows:


                                              Number
                                                of
                                              Options
Options                                       --------

Outstanding June 30, 2004                     2,215,000
Granted during the period                        50,000
Exercised                                             0
Expired/forfeited                                     0
                                              ---------
Outstanding December 31, 2004                 2,265,000
                                              =========

d. Stock transactions approved by the shareholders

At the Annual Meeting of the shareholders held June 30, 2004, the shareholders approved by a majority vote to increase to 200,000,000 shares, $0.01 par value common stock, and 50,000,000 shares no par value, preferred stock which the corporation shall have authority to issue. The board of directors is authorized to divide the preferred stock into any number of classes or series, fix the designation and number of shares of each such series or class and alter or determine the rights, preferences, privileges and restrictions of each or series of preferred stock

Series A Preferred Stock

The general terms of the Series A Preferred Stock is as follows: No par value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:1 ratio ; Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At December 31, 2004, the Company had issued 3,982,931 shares of Series A Preferred Stock . These shares were used to pay for officer compensation valued at $ 427,500, payroll expenses valued at $ 191,502 and for bond conversion valued at $ 36,203. The Company recorded loss on conversion of debt in amount of $ 101,372 in the accompanying financials from Series A preferred stock. The Company has recorded a cumulative dividend of $7,792 for the preferred stockholders for the six month period ended December 31, 2004, in the accompanying financial statements.

Series B Preferred Stock

The general terms of the Series B Preferred Stock is as follows: No par Value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:5 ratio (i.e. 1 share of Series B Preferred stock is convertible into 5 shares of common stock) ; Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At December 31, 2004, the Company had issued 680,255 shares of Series B Preferred Stock valued at $ 162,063.. . The Company recorded loss on conversion of debt in amount of $ 484,179 in the accompanying financials from Series B preferred stock The Company has recorded a cumulative dividend of $84 for the preferred stockholders for the six month period ended December 31, 2004, in the accompanying financial statements.

Series C Preferred Stock

The general terms of the Series C Preferred Stock is as follows: No par value; Liquidation Preference - $1.00 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when as declared by the Board of Directors; Conversion Rights - 1:20 ratio (i.e. 1 share of Preferred Series C stock is convertible into 20 shares of common stock); Redemption Rights
- the Company has the right to redeem part or all of the stock upon 30 days written notice at the rate of $1.00 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $.0005 annually per share.; Voting Rights - one vote per share on all matters requiring shareholder vote. At December 31, 2004, the Company had issued 20,148 shares of Series C Preferred Stock valued at $ 20,139. The Company recorded loss on conversion of debt in amount of $ 56,423 in the accompanying financials from Series C preferred stock The Company has recorded a cumulative dividend of $3 for the preferred stockholders for the six month period ended December 31, 2004, in the accompanying financial statements.

The Company has recorded a cumulative dividend of $7,879 for the preferred stockholders for the six month period ended December 31, 2004, in the accompanying financial statements. The Company has entered into agreements with various vendors and employees to convert their liabilities into the preferred series of stock pending approval of same.

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 for income tax during the period ended December 31, 2004. The Company paid $14,837 interest during the period ended December 31, 2004.

15. COMMITMENTS AND CONTINGENCIES

a) Operating Leases Effective July 1, 2004 the Company relocated its executive offices to Huntington Beach, California and entered into a four year lease agreement. The agreement contains a base rent escalation clause. The Company leases its Idaho office facility under a month-to-month rental agreement at $1,384 per month. For the period ended December 31, 2004 rent expense for these operating leases totaled $53,218.

The future minimum lease payments under non-cancelable leases are as follows:

2005                $  80,507
2006                   82,202
2007                   83,897
2008                   42,372
                      ---------
                    $  288,978
                      =========

b) Securities and Exchange Commission Inquiry

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

c) Litigation

On April 16, 2004, a creditor of the Company filed suit against the Company for $22,662 for goods provided. The Company filed a counterclaim against the creditor on August 23, 2004. On January 18, 2005, the Court granted Judgment for the sum of $21,000 in favor of the creditor. The amount of Judgment of $21,000 is included in accounts payable and accrued expenses in the accompanying financial statements as of December 31, 2004.

16. BASIC AND DILUTED NET LOSS PER SHARE

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

Weighted average number of shares used to compute basic and diluted loss per share for the period ended December 31, 2004 and 2003 are the same since the effect of dilutive securities is anti-dilutive.

17. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2004, the Company had incurred cumulative losses of $28,687,728 including net losses of $5,626,663 and $366,598 for the periods ended December 31, 2004 and 2003 respectively. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended December 31, 2004, towards (i) obtaining additional equity financing and (ii) evaluation of its distribution and marketing methods.

18. SUBSEQUENT EVENTS

On January 10, 2005, 328,000 Common Shares were issued to an investor pursuant to the investor's conversion of Series A Preferred stock.

On January 12, 2005, 250,000 Common shares were issued to an investor in regards to stock purchase on October 12, 2004.

On January 14, 2005, Quintek Technologies, Inc. entered into an agreement with a consultant to provide consulting services. In consideration of 12 months of consulting services, consultant shall receive 1,800,000 shares of Common Stock in Quintek Technologies, Inc. The 1,800,000 shares will be issueable under rule 144 (restricted stock) and shall have a one year restriction before the sale of any shares, and after two years shall be unrestricted under rule 144k.

On February 1, 2005, Quintek entered into an addendum to Convertible Debenture and Warrant to Purchase Common Stock by and between Quintek Technologies, Inc. and Golden Gate Investors. Under this agreement, Quintek received $100,000 as a prepayment towards the exercise of Warrant Shares under the Warrant.

On February 2, 2005, in consideration of investor relations services, Quintek issued 6,250,000 Warrants to purchase Common Stock in Quintek Technologies, Inc. at $0.18. The Warrants shall become exercisable as follows: (a) 3,125,000 Warrants are vested and fully exercisable; and (b) 3,125,000 Warrants shall vest and become exercisable on July 1, 2005. The Warrants shall expire on February 1, 2008.

On February 8, 2005, Quintek entered into a Master Lease Agreement with Vencore Solutions LLC whereby Quintek has been approved for $500,000 in equipment leasing from Vencore Soutions LLC. The term of the lease is 28 months for leased hardware with monthly lease payments of 4.3% of the leased value amount.

Item 2. Management's Discussion and Analysis

2.1 Results of Operations

Our revenues totaled $322,413 and $77,248 for the three months ended December 31, 2004 and 2003, and $436,679 and $185,425 for the six months ended December 31, 2004 and 2003 respectively, an increase of $245,165 for the three months and $251,254 for the six months ended December 31, 2004, primarily due to changing the company's sales focus to the services business. Revenues in the previous period resulted primarily from sales of equipment, aperture card media, and maintenance services. Revenues in this period included $272,277 from the business optimization services.

For the three months ended December 31, 2004 and 2003, cost of sales was $271,773 and $60,673, respectively, an increase of $211,100 in 2004. For the six months ended December 31, 2004 and 2003, cost of sales was $356,254 and $113,583, respectively, an increase of $242,671 in 2004. Cost of sales during 2004 consisted primarily of labor, facility and equipment lease costs whereas cost of sales during 2003 consisted primarily of labor and production costs.

Operating expenses totaled $3,774,136 and $4,976,245 for the three month and six month period ended December 31, 2004 as compared to $261,560 and $427,458 for the same period in 2003, a $3,512,576 and $4,548,787 increase in 2004, primarily due to a decline of $2,346,564 in value of marketable securities, increase in sales related expenses and stock-based compensation for consulting services.

Non-operating expenses totaled $700,047 and $722,164 for the three and six month period ended December 31, 2004 as compared to $7,904 and $10,982 for the same period in 2003, a $692,143 and $711,082 increase in 2004 primarily due to loss of conversion of debt to equity.

During the three months ended December 31, 2004, the Company billed on five (5) contracts for document services, 18 maintenance contacts, two (2) network upgrades and 12,000 aperture cards compared to the three months ended September 30, 2004, the Company billed on 3 contracts for document services, (19) maintenance contracts, (1) network upgrades, and 18,000 aperture cards.

2.2 Liquidity and capital resources

The Company has historically financed operations from the issuance of debt, the sale of common stock and the conversion of common stock warrants. On December 31, 2004, the Company had cash on hand of $4,052 and working capital deficit of $1,882,166 as compared to cash on hand of $15,600 and working capital deficit of $2,127,980 on June 30, 2004.

Net cash used in operating activities of $825,185 and $115,131 for six months ended December 31, 2004 and 2003, respectively, is attributed primarily to decline in market value of marketable securities, loss on conversion of debt to equity, an increase in stock-based compensation, issuance of stock for consulting services and accounts payable and other liabilities.

Net cash used in investing activities of $178,181 and $15,712 for the six months ended December 31, 2004 and 2003 is primarily related to purchase of equipment made during the periods.

Net cash provided by financing activities of $991,818 and $112,330 for the six months ended December 31, 2004 and 2003 is based primarily on proceeds from issuance of commons stock and warrants, proceeds from line of credit and issuance of debentures, offset by payments of factoring payable. The Company assumed certain payroll tax liabilities as the result of the merger with Pacific Diagnostic Technologies, Inc., on January 14, 1999. The Company has negotiated a payment plan with the Internal Revenue Service to pay the payroll taxes assumed in the merger.

The Company believes that the receipt of net proceeds from the issuance of debt, the sale of the common stock and the exercise of common stock warrants plus cash generated internally from sales will be sufficient to satisfy our future operations, working capital and other cash requirements for the remainder of the fiscal year. However, if the Company is unable to raise sufficient capital, it may need to sell certain assets, enter into new strategic partnerships, reorganize the Company, or merge with another company to effectively maintain operations. The Company's audit for the years ended June 30, 2004 and 2003 contained a going concern qualification.

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based on their evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

On April 16, 2004, Decision One Corporation filed suit in the County of Bannock, Idaho against Quintek for $22,661.56 for goods provided. Since 2000, Decision One (formerly Imation) has been both a vendor to Quintek and a reseller of Quintek's Q4300 Printers. Quintek filed a counterclaim on August 1, 2004. Quintek asserts that Decision One used its authority as a dealer of our product to disparage us, in violation of its dealer agreement with us, and we seek relief for the hundreds of thousands of dollars in business lost because of it. On January 11, 2005, the Court granted Judgment for the sum of $21,000 in favor of the Decision One Corporation. The Court has ruled that Quintek would be allowed to file the counterclaim under this action, rather than a separate lawsuit. The Company can appeal the Court's decision and would have until February 18, 2005 to file the Notice of Appeal. The Company is contemplating its course of action as of the date of filing of this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 4, 2004, Quintek sold 250,000 shares of common stock to an investor in consideration of $25,000. The investor was also granted a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.15.

On October 16, 2004, Quintek sold a $250,000 promissory note, 5.75% interest per annum, to an accredited investor. The note is due six months from the date of issuance. Additionally, the investor was granted 5,000,000 warrants to purchase common stock at $0.10, expiring October 16, 2007.

On November 24, 2004, Quintek issued 54,545 shares of common stock to a consultant for services provided pursuant to a consulting agreement.

On November 24, 2004, Quintek issued 2,794,920 shares of common stock to an investor pursuant to the investor's conversion of Series B convertible preferred stock.

On December 3, 2004, Quintek issued 500,000 shares of common stock to Gerald Hannahs pursuant to an exercise of warrants for $23,000.

On December 13, 2004, Quintek issued 7,500 shares of common stock to a consultant for services rendered pursuant to a consulting agreement.

On December 13, 2004, Quintek issued 2,000 shares of Series A convertible preferred stock to three investors in settlement of debt owed to the investors.

On December 22, 2004, Quintek issued 1,967,824 shares of common stock to Andrew Haag, an officer and director of Quintek, pursuant to an exercise of a warrant on a cashless basis.

Subsequent Events

On January 10, 2005, 328,000 Common Shares were issued to an investor pursuant to the investor's conversion of Series A Preferred stock.

On January 12, 2005, 250,000 Common shares were issued to an investor in regards to stock purchase on October 12, 2004.

On January 14, 2005, Quintek Technologies, Inc. entered into an agreement with a consultant to provide consulting services. In consideration of 12 months of consulting services, consultant shall receive 1,800,000 shares of Common Stock in Quintek Technologies, Inc. The 1,800,000 shares will be issueable under rule 144 (restricted stock) and shall have a one year restriction before the sale of any shares, and after two years shall be unrestricted under rule 144k.

On February 1, 2005, Quintek entered into an addendum to Convertible Debenture and Warrant to Purchase Common Stock by and between Quintek Technologies, Inc. and Golden Gate Investors. Under this agreement, Quintek received $100,000 as a prepayment towards the exercise of Warrant Shares under the Warrant.

On February 2, 2005, in consideration of investor relations services, Quintek issued 6,250,000 Warrants to purchase Common Stock in Quintek Technologies, Inc. at $0.18. The Warrants shall become exercisable as follows: (a) 3,125,000 Warrants are vested and fully exercisable; and (b) 3,125,000 Warrants shall vest and become exercisable on July 1, 2005. The Warrants shall expire on February 1, 2008.

On February 8, 2005, Quintek entered into a Master Lease Agreement with Vencore Solutions LLC whereby Quintek has been approved for $500,000 in equipment leasing from Vencore Soutions LLC. The term of the lease is 28 months for leased hardware with monthly lease payments of 4.3% of the leased value amount.
Unless otherwise noted, the sales set forth above involved no underwriter's discounts or commissions and are claimed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4 (2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, the issuance and sale by the Company of shares of its common stock to financially sophisticated individuals who are fully aware of the Company's activities, as well as its business and financial condition, and who acquired said securities for investment purposes and understood the ramifications of same.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

During the three month period ending December 31, 2004, no matters were submitted to a vote of security holders.

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

                                    QUINTEK TECHNOLOGIES, INC.





Date: February 14, 2005             /s/ ROBERT STEELE
                                    --------------------------------------------
                                    Robert Steele, Chairman
                                    and Chief Executive Officer

Date: February 14, 2005             /s/ ANDREW HAAG
                                    --------------------------------------------
                                    Andrew Haag, Chief Financial Officer