Form 10QSB
period 2005-03-31
QUINTEK TECHNOLOGIES INC
filed 2005-05-19
CIK 1107714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Check One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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

At May 12, 2005, a total of 98,052,116 shares of registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]


                               TABLE OF CONTENTS

PART I           FINANCIAL INFORMATION
Item 1.          Financial Statements
                    Balance Sheets...............................................  3
                    Statement of Operations......................................  4
                    Statements of Cash flows.....................................  5
                    Notes to Financial Statements................................  6
Item 2.          Management's Discussion and Analysis............................  7
Item 3.          Controls and Procedures......................................... 21

PART II          OTHER INFORMATION
Item 1.          Legal Proceedings............................................... 22
Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds..... 23
Item 3.          Defaults Upon Senior Securities................................. 23
Item 4.          Submission of Matters to a Vote of Security Holders............. 23
Item 5.          Other Information............................................... 23
Item 6.          Exhibits........................................................ 24
Signatures....................................................................... 25

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  QUINTEK TECHNOLOGIES, INC.
                                         BALANCE SHEET
                                        March 31, 2005
                                          (Unaudited)

                                            ASSETS

Current assets:
  Cash and cash equivalents                                                 $    102,671
  Restricted cash                                                                251,323
  Accounts receivable, net of allowance for doubtful accounts of $7,929          200,541
  Employee receivable, net                                                         8,189
  Investment in marketable securities                                            156,718
  Prepaid expenses                                                                12,593
                                                                            ------------
         Total current assets                                                    732,036

Property and equipment, net                                                      414,114

Other assets:
  Deposits                                                                        57,424
  Other assets                                                                       883
                                                                            ------------
                                                                                  58,307

                                                                            ------------
Total assets                                                                $  1,204,456
                                                                            ============

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                     $    643,464
  Note payable                                                                   200,000
  Factoring payable                                                              136,722
  Payroll and payroll taxes payable                                              110,686
  Payroll taxes assumed in merger                                                 96,661
  Advances from lenders                                                          445,000
  Current portion of long-term debt                                              121,864
  Convertible bonds                                                               62,495
  Current portion of convertible debentures                                      200,000
  Convertible notes                                                               91,750
  Deferred revenue                                                                83,522
  Dividend payable                                                                12,511
                                                                            ------------
        Total current liabilities                                              2,204,675

Long-term debt                                                                   200,563

Convertible debentures                                                           284,500

Commitments and contingencies                                                       --

Stockholders' deficit:
Preferred stock, convertible, no par value, 50,000,000 shares authorized,
  3,794,150 shares issued and outstanding                                        678,708
Common stock, $0.01 par value, 200,000,000 shares authorized,
  94,594,716 shares issued and outstanding                                       945,947
Additional paid-in capital                                                    28,455,899
Stock Subscriptions Receivable                                                  (964,466)
 Beneficial Conversion Feature                                                  (857,778)
Unamortized consulting fees                                                       (9,120)
Investments held in escrow                                                      (156,718)
Accumulated deficit                                                          (29,577,755)
                                                                            ------------
        Total stockholders' deficit                                           (1,485,282)
                                                                            ------------
        Total liabilities and stockholders' deficit                         $  1,204,456
                                                                            ============

   The accompanying notes are an integral part of these financial statements.

                         QUINTEK TECHNOLOGIES, INC.
                          STATEMENTS OF OPERATIONS
                                (Unaudited)
                                                         Three month periods ended        Nine month periods ended
                                                                  March 31,                       March 31,
                                                            2005            2004            2005            2004
                                                        ------------    ------------    ------------    ------------
Net revenue                                             $    408,047    $     46,775    $    844,726    $    232,200

Cost of revenue                                              272,650          38,300         628,904         151,883
                                                        ------------    ------------    ------------    ------------
Gross margin                                                 135,397           8,475         215,822          80,317

Operating expenses:
  Selling, general and administrative                        444,444         203,312       1,969,457         615,770
  Permanent decline on value of marketable securities           --              --         2,346,564            --
  Stock-based compensation                                      --              --         1,071,972          15,000
                                                        ------------    ------------    ------------    ------------
Total operating expenses                                     444,444         203,312       5,387,993         630,770
                                                        ------------    ------------    ------------    ------------
Loss from operations                                        (309,047)       (194,837)     (5,172,171)       (550,453)

Non-operating income (expense):
  Investment Income                                             --                16            --                16
  Other income                                                 4,129            (282)         10,307           5,564
  Beneficial conversion feature                             (107,222)           --          (135,519)           --
  Loss on conversion of debt                                (432,850)           --        (1,100,420)           --
  Interest expense                                           (40,429)         (5,696)       (105,575)        (22,524)
                                                        ------------    ------------    ------------    ------------
Total non-operating income (expense)                        (576,372)         (5,962)     (1,331,207)        (16,944)

                                                        ------------    ------------    ------------    ------------
Loss before provision for income taxes                      (885,419)       (200,799)     (6,503,378)       (567,397)

Provision for income taxes                                      --               800             800             800
                                                        ------------    ------------    ------------    ------------
Net loss                                                    (885,419)       (201,599)     (6,504,178)       (568,197)

Dividend requirement for preferred stock                       4,632            --            12,511            --
                                                        ------------    ------------    ------------    ------------
Net loss applicable to common shareholders                  (890,051)       (201,599)     (6,516,689)       (568,197)

Other comprehensive (loss)/gain:                                --              --              --              --

                                                        ------------    ------------    ------------    ------------
Comprehensive loss                                      $   (890,051)   $   (201,599)   $ (6,516,689)   $   (568,197)
                                                        ============    ============    ============    ============

Basic and diluted net loss per share                    $      (0.01)   $     (0.004)   $      (0.09)   $      0.012

Basic and diluted net loss per share for dividend
  for preferred stock                                           0.00            0.00            0.00            0.00

Basic and diluted net loss per share applicable to
                                                        ------------    ------------    ------------    ------------
  common shareholders                                   $      (0.01)   $      (0.00)   $      (0.09)   $      (0.01)
                                                        ============    ============    ============    ============

Basic and diluted weighted average
   shares outstanding                                     75,264,602      48,749,994      72,214,704      47,798,721
                                                        ============    ============    ============    ============

                           QUINTEK TECHNOLOGIES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                        Nine months periods ended
                                                                                 March 31,
                                                                            2005           2004
                                                                        -----------    -----------
OPERATING ACTIVITIES
    Net loss                                                            $(6,516,689)   $  (568,197)
    Adjustments to reconcile net loss to net cash used in operations:
        Issuance of shares for consulting services                          367,040         15,000
        Loss on conversion of debt                                        1,100,420           --
        Issuance of shares for compensation                                 704,752           --
        Permanent decline on value of marketable securities               2,346,564           --
        Beneficial conversion feature expense                               135,519           --
        Stock options granted                                                 1,500           --
        Warrants granted to consultant                                      594,850         41,572
        Depreciation and amortization                                       102,656         35,755
        Liabilities in process of conversion                                   --            1,960
        Changes in current assets and liabilities:
            (Increase) decrease in accounts receivable                     (171,805)        66,098
            (Increase) in inventory                                            --           (8,667)
            (Increase) decrease in other current assets                      (8,189)         7,728
            (Increase) in prepaid expenses                                   (7,329)       (40,995)
            (Increase) in investments                                      (156,718)           (16)
            Increase in accounts payable                                    204,638        133,911
            Increase (decrease) in payroll payables                         (76,452)        47,449
            Increase (decrease) in unearned revenue                        (3,518.00)        59,150
            Increase in dividend payable                                     12,511           --
            Increase (decrease) in other liabilities                        217,837       (164,852)
                                                                        -----------    -----------
    Net cash used in operating activities                                (1,152,413)      (374,104)
                                                                        -----------    -----------
INVESTING ACTIVITIES
    Acquisition of equipment                                               (375,287)       (13,412)
    Increase in employer receivables                                           --            3,599
                                                                        -----------    -----------
    Net cash used in investing activities                                  (375,287)        (9,813)
                                                                        -----------    -----------
FINANCING ACTIVITIES
    Factoring payable                                                       (93,492)      (126,890)
    Proceeds from notes payable - stockholders                                 --          211,756
    Proceeds from line of credit                                            200,000           --
    Proceeds from issuance of debentures                                    484,500           --
    Payments of convertible bonds                                              --          (89,200)
    Proceeds from convertible notes                                         170,000        300,000
    Prepayments for warrants to be issued for note conversion               600,000           --
    Proceeds from issuance of common stock and warrants                     279,968        109,000
    Proceeds (payments) of notes payable                                    (14,657)         8,224
                                                                        -----------    -----------
Net cash provided by financing activities                                 1,626,319        412,890
                                                                        -----------    -----------
Net increase in cash and cash equivalents                                    98,619         28,973
Cash and cash equivalents, beginning balance                                  4,052         21,162
                                                                        -----------    -----------
Cash and cash equivalents, ending balance                               $   102,671    $    50,135
                                                                        ===========    ===========

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

2. Basis of Presentation

The accompanying unaudited financial statements of Quintek have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of March 31, 2005, the results of operations for the nine months ended March 31, 2005 and 2004, and cash flows for the nine months ended March 31, 2005 and 2004. The operating results for the nine month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending

June 30, 2005. The audited financial statements for the year ended June 30, 2004 were filed on October 1, 2004 with the Securities and Exchange Commission and is hereby referenced. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2004 Form 10-KSB.

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

Research and development

Research and development costs are charged to operations when incurred and are included in operating expenses. The amount charged to operations for the nine months ended March 31, 2005 and 2004 was $52,694 and $5,022, respectively.

Marketable securities and realized loss due to decline in market value

On July 29, 2004, the Company entered into an Agreement with Langley Park Investments Plc, a London Investment Company to issue 14,000,000 shares of the Company's common stock to Langley in return for 1,145,595 shares of Langley. Fifty percent of Langley shares issued to the Company under this agreement is to be held in escrow for two years. The Company recorded a realized loss of $2,346,564 due to permanent decline based on the market value of shares on March 31, 2005 which is reflected as a realized loss on marketable securities in the operating expenses in the accompanying financials statements. At the end of two years if the market price for the Company's common stock is at or greater than the Initial Closing Price, the escrow agent will release the full amount. In the event that the market price for the Company's common stock is less than the Initial Closing Price the amount released will be adjusted.

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

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On March 31, 2005, the investments have been recorded as shown below based upon the fair value of the marketable securities.

Marketable securities classified as available for sale consisted of the following as of March 31, 2005:

                                                          Market           Accum.         Number of
         Investee Name                Cost at            Value at        Unrealized     Shares Held at
            (Symbol)              March 31, 2005      March 31, 2005     Gain (Loss)    March 31, 2005
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

Deferred revenue

Deferred revenue represents amounts received from the customers against future sales of goods or services. Deferred revenue amounted to $ 83,522 as of March 31, 2005.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the nine month period ended March 31, 2004 and 2003, as follows ($ in thousands, except per share amounts):

                                                   Period ended March 31,
                                                    2005           2004
                                               -------------     -----------

     Net loss - as reported                    $  (6,517)       $    (568)

     Stock-Based employee compensation
       expense included in reported net
       income, net of tax                             --               --

     Total stock-based employee
       compensation expense determined
       under fair-value-based method for
       all rewards, net of tax                      (362)             (15)
                                               -------------     -----------
     Pro forma net loss                        $  (6,879)        $   (583)
                                               =============     ===========
    (Loss) per share:

     Basic, as reported                        $   (0.09)       $   (0.01)
     Diluted, as reported                      $   (0.09)       $   (0.01)
     Basic, pro forma                          $   (0.10)       $   (0.01)
     Diluted, pro forma                        $   (0.10)       $   (0.01)


In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

3. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2005, consists of the following:

              Scanning Equipment              $ 326,140
              Computer and office equipment     115,262
              Other depreciable assets          102,880
              Software                          145,349
              Furniture and fixture              35,589
                                              ---------
                                                725,220
              Accumulated depreciation         (311,106)
                                              ---------
                                              $ 414,114
                                              =========
4. RESTRICTED CASH

The Company entered into a consulting agreement with GMAC under which they are required to provide at their own cost a performance bond. Such bond shall be solely for the protection of the client. The initial bond was drafted in the amount of $250,000 and will cover 12 months starting October 1, 2004.

The Company opened a certificate of deposit for one year for $ 250,000. The Company has accrued interest income of $ 1,323 through March 31, 2005. The Company has recorded $ 251,323 as restricted cash in the accompanying balance sheet as of March 31, 2005.

5. EMPLOYEE RECEIVABLES

0Notes receivable from employees, unsecured,
   due on June 30, 2019, interest at 4%         $ 262,554

Interest receivable in connection with
   above notes receivable                          24,043
                                                ---------
                                                  286,597
Valuation allowance                              (278,408)
                                                ---------
                                                $   8,189
                                                =========

6. NOTE PAYABLE

On October 19, 2004, the Company issued a note in $ 250,000 denomination. The note was for a period of six months bearing an annual interest at 5-3/4%. The Company granted 5,000,000 warrants to a third party upon exercising their rights to advance $250,000 to the Company. The Company recorded $589,602 as expense for the cost of the issuance of such warrants during the period ended March 31, 2005. The Company paid back $ 50,000 during the nine month period ending March 31, 2005. The balance on the note as of March 31, 2005 amounted to $ 200,000.

7. FACTORING PAYABLE

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

At March 31, 2005, the Company had a factoring payable balance of $136,722.


8. PAYROLL TAXES-ASSUMED IN MERGER

The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance was $96,661 at March 31, 2005. The Company is delinquent on payments of these payroll tax liabilities.


9. LONG TERM DEBT

 Leases payable, interest at 7.9% to 20%, due various dates     $ 283,665
  in 2005 to 2008
 Note payable, DFS, interest at 15.99%, due June & July 2006        1,845
 Notes payable, AP conversion, interest at 8%, due 2006            34,490
 Note payable - Vendor, monthly installments $404, July 2005        2,427
                                                                 -322,427
 Current portion                                                 (121,864)
                                                                ---------
                                                                $ 200,563

 The future maturity of the long term payables is as follows:

                                      2005                    $121,864
                                      2006                     110,699
                                      2007                      89,864
                                                             ---------
                                      Total                  $ 322,427
                                                             =========

10. ADVANCES FROM LENDER

On August 2, 2004 the Company signed a convertible debenture agreement with an accredited investor whereby the Company received in an advance of $600,000 for prepayment of warrants to be exercised. The agreement expires on August 2, 2006. During the nine month period ended March 31, 2005 the accredited investor exercised 155,000 warrants into common shares. The remaining $445,000 is recorded as advances from lender in the accompanying financial statements as of March 31, 2005. . The Company recorded $5,248 as expense for the cost of the issuance of such warrants during the nine month period ended March 31, 2005. The fair value of the warrants is estimated on the grant date using the Black-Scholes Model.

11. CONVERTIBLE BONDS

Bonds payable with interest at 9%, due on various dates in 2001 and 2002, convertible to shares of common stock in
 increments of $1,000 or more.                                       $ 21,354

Bonds payable with interest at 12%, due July 2002, convertible to shares of common stock in increments
of $500 or more.                                                       41,141
                                                                    ----------
                                                                     $  62,495
                                                                    =========

Certain of the outstanding convertible bonds have matured as of December 31, 2002. The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds.

Bondholders have been asked to exchange their bonds for preferred stock. As of March 31, 2005, 2004, holders of $198,000 of the bonds including accrued interest had acted on this. The Company issued Series A Preferred shares in amount of $36,000 and Series B Preferred shares in the amount of $162,000 as of March 31, 2005.


12. CONVERTIBLE DEBENTURES

--------- --------------------------------------------------------------------------------- -------------
          The  Company  raised  capital  through  the  issuance  of  convertible            $   484,500
          debentures  in the amount of $484,500 as of March 31, 2005.  The terms of convertible  $484,500  debentures  are as follows:  pursuant to the first agreement, one debenture in the amount of $300,000 pays interest at 5 3/4% interests and includes 3,000,000 warrants to purchase common stock for a period of three years at the exercise price of $1.00.  The
          "Conversion  Price" shall be equal to the lesser of (i) $0.50, or (ii)
          75% of the  average of the 5 lowest  Volume  Weighted  Average  Prices during the 20 Trading Days prior to Holder's  election to convert,  or
          (iii) 75% of the Volume  Weighted  Average  Price on the  Trading  Day
          prior to Holder's  election to convert  market price of the  Company's common stock prior to  conversion.  Upon  conversion of the debenture, the fund is obligated to  simultaneously  exercise the $1.00  warrants providing added funding to the Company.  The Warrant must be exercised concurrently  with the conversion of this Debenture in an amount equal to ten  times the  dollar  amount of the  Debenture  conversion.  Upon execution  of  the  securities  purchase  agreement,  $225,000  of the purchase price was due and paid to the Company.  The remaining $75,000 was paid to the Company on February 7, 2005 upon  effectiveness of the
          Securities and Exchange  Commission's  Registration  Statement.  As of
          March 31,  2005,  the  Holder of  debenture  converted  $15,500 of the debenture  amount  into  1,721,494  Common  Shares of the  Company and exercised 155,000 warrants.  The Company received $155,000 (see note #
          9 above) as of March 31, 2005.

          Pursuant to  addendums  to the  securities  purchase  agreement  dated
          February 3, 2005 and March 30, 2005, the Company  delivered  7,500,000 common  shares to an escrow  agent in  accordance  to the terms of the agreement.  Such  shares  may  only be  released  by  valid  debenture conversion and warrant  exercise  notices  submitted to the Company by the  accredited  investor.  As of March 31, 2005,  5,  834,881  common shares remain in the escrow account.


          Pursuant to the provision of the securities purchase agreement the Company recorded a beneficial conversion feature upon the issuance of convertible debentures in the amount of $965,000. During the nine month period ended March 31 2005, the Company recorded a beneficial conversion feature expense of $107,222. The remaining unamortized beneficial conversion feature of $857,778 was recorded as contra equity in the accompanying financial statements as of March 31, 2005.

-------- --------------------------------------------------------------------------------- -------------
          Current portion of convertible debentures:

          The second agreement  consists of two convertible  debentures each for               200,000
          $100,000 which bears simple interest at 10%. The initial Debenture for
          $100,000 was purchased  during August 2004.  The second  Debenture for
          $100,000  was   purchased  on  November  11,  2004.   Debentures   are
          convertible into the Common stock of the Company. Conversion Price per share shall be the lower of (i) $0.10 ("Maximum Base Price");  or (ii)
          in the event the  Borrower  enters  into an  agreement  subsequent  to execution of the Securities Purchase Agreement to sell Common Stock or a  convertible  instrument  that  converts  into Common Stock prior to conversion of this Debenture at a price less than the Conversion Price of this Debenture,  then the Conversion  Price of this Debenture shall be  immediately  reset  to a  lower  Conversion  Price  equal  to that described in the subsequent agreement.

--------- --------------------------------------------------------------------------------- -------------
          Long term portion                                                                 $  284,500
--------- --------------------------------------------------------------------------------- -------------

On April 14, 2005, a holder of debentures converted $200,000 of debentures into 2,000,000 Common Shares of the Company. The total interest on these convertible debentures for the nine months period ended March 31, 2005 and 2004 amounted to $18,923 and $0 respectively.


13. CONVERTIBLE NOTES

During the nine month period ended March 31, 2005, the Company raised capital through the issuance of convertible promissory notes in the amount of $570,000. The convertible notes plus any accrued interest through the date of conversion are convertible to the common stock of the Company at $0.06. Additionally, the holder will receive one bonus warrant for each conversion share. Each bonus warrant will be exercisable for a period of 5 years from the date of issuance into one share of common stock at a price of $0.10.

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

The Company issued 7,504,164 Common Shares upon conversion of promissory notes of $478,250. In connection with this transaction, a beneficial conversion feature expense of $28,297 was recorded. The balance outstanding as of March 31, 2005 amounted to $ 91,750.

The total interest on these convertible notes for the period ended March 31, 2005 and 2004 amounted to $52,656 and $ 0 respectively.

14. LOANS PAYABLE - STOCKHOLDERS

During the nine month period ended March 31, 2005, the Company issued 400,000 common shares in settlement of a loan to a shareholder amounting to $56,000. The Company does not have any loans payable to shareholders at March 31, 2005.


15. STOCKHOLDERS' DEFICIT

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

During the nine months period ended March 31, 2005, the Company recorded the following equity transactions:

     o The Company issued 2,725,652 Common Shares to consultants for services valued at $367,040 and 4,628,572 Common Shares were issued for conversion of loans from shareholders valued at $211,756.
     o The Company issued 2,492,824 Common Shares upon exercise of warrants and received cash amounting to $49,968.
     o The Company issued 7,504,164 Common Shares upon conversion of promissory notes of $478,250. In connection with this transaction, a beneficial conversion feature expense of $28,297 was recorded.
     o The Company issued 7,686,375 Common Shares pursuant to conversion of debentures into common stock valued at $1,052,500.
     o The Company issued a total of 3,166,920 Common Shares upon conversion of Preferred Shares. 328,000 Series A Preferred Shares were converted to 328,000 common Shares valued at $65,600; 558,924 Series B Preferred Shares were converted to 2,794,920 Common Shares valued at $111,797; 2,200 Series C Preferred Shares were converted to 44,000 Common Shares valued at $2,200.
     o The Company issued 490,215 Common Shares to employees as bonus valued at $85,750.
     o The Company issued 14,000,000 Common Shares pursuant to an Agreement with Langley Park Investments PLC, whereby, the Company received 1,145,595 shares of Langley in exchange of its common shares issuance.
     o The Company issued 2,750,000 Common Shares under private placement agreements and raised $230,000 from sale of shares.
     o The Company issued 400,000 Common Shares to a shareholder for converting its loan of $56,000 to equity.

The Company agreed to provide with respect to the Common Stock as well as the Common Stock issuable upon exercise of the Warrants, certain registration rights under the Securities Act.

Upon surrender of either a Class J or L warrant, the holder is entitled to purchase one share of the Company's stock at the designated exercise price. For each warrant class, the number of warrants outstanding, the exercise price, the type of underlying stock, and the expiration dates are defined as follows:

Class L - warrants were established in March 2003, with an exercise price of $0.25 per share, an expiration date of January 14, 2005 and Series A Preferred as underlying stock. As of March 31, 2005, holders of Class J exchanged their warrants for 3,063,432 Class L Warrants.

During the year ended June 30, 2004, 200,000 shares of warrants were issued for consulting services for three years beginning February 2004, valued at $41,572. $32,452 was amortized during the nine month period ended March 31, 2005. On October 19, 2004, the Company granted 5,000,000 warrants to a third party upon exercising their rights to advance $250,000 to the Company. The amount advanced was for a period of six months bearing an annual interest at 5-3/4%. The Company recorded $589,602 as expense for the cost of the issuance of such warrants during the period ended March 31, 2005. Pursuant to the security purchase agreement dated August 2, 2004, the Company granted 3,000,000 warrants to a third party, to be exercised concurrently with or subsequent to the issuance of a conversion notice under the debenture agreement. The Company recorded $5,248 as expense for the cost of the issuance of such warrants during the nine month period ended March 31, 2005. The fair value of the warrants is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value.

        Annual rate of quarterly dividends                            0.00%
        Discount rate - Bond Equivalent Yield                         3.40%
        Expected life                                             1-3 years
        Expected volatility                                     90% to 100%

b. Common Stock Reserved

At March 31, 2005, the Company reserved Common Shares for the following reasons:

             Outstanding convertible bonds               62,495 shares

                                                             Number
                                                               of
                                                            Warrants
             Warrants                                       ---------

              Outstanding June 30, 2004                     4,263,432
              Issued during the period                     20,148,811
              Exercised                                      (655,000)
                                                            ---------
              Outstanding March 31, 2005                   23,757,243
                                                            =========

c. Stock Option Agreements

The Company granted 50,000 stock options to one employee and recorded $1,500 as compensation expense during the nine months period ended March 31, 2005.

The number and weighted average exercise prices of options granted by the Company are as follows:

                                                                                    Weighted
                                              Number                                average
                                                of                                  exercise
                                              Options                               price
                                             --------                              --------

Options
Outstanding June 30, 2004                            0                                 0.000
Granted                                      9,395,614                                 0.029
Exercised                                   (2,275,297)                               (0.001)
Expired/forfeited                                    0                                 0.000
                                             ---------                              --------

Outstanding March 31, 2005                   7,120,317                                 0.029
                                           ===========                              --------

d. Stock transactions approved by the shareholders

At the Annual Meeting of the shareholders held on June 30, 2004, the shareholders approved by a majority vote to increase to 200,000,000 shares, $0.01 par value common stock, and 50,000,000 shares no par value, preferred stock which the corporation shall have authority to issue. The board of directors is authorized to divide the preferred stock into any number of classes or series, fix the designation and number of shares of each such series or class and alter or determine the rights, preferences, privileges and restrictions of each or series of preferred stock

Series A Preferred Stock

The general terms of the Series A Preferred Stock is as follows: No par value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:1 ratio ; Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At March 31, 2005, the Company had issued 3,654,931 shares of Series A Preferred stock. These shares were used to pay for officer compensation valued at $427,500, payroll expenses valued at $191,502 and for bond conversion valued at $36,203. The Company recorded loss on conversion of debt in amount of $101,372 in the accompanying financials from Series A preferred stock. The Company has recorded a cumulative dividend of $12,424 for the preferred stockholders for the nine month period ended March 31, 2005, in the accompanying financial statements.

Series B Preferred Stock

The general terms of the Series B Preferred Stock is as follows: No par Value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:5 ratio (i.e. 1 share of Series B Preferred stock is convertible into 5 shares of common stock); Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At March 31, 2005, the Company had issued 680,255 shares of Series B Preferred Stock valued at $162,063. The Company recorded loss on conversion of debt in amount of $484,179 in the accompanying financials from Series B preferred stock. The Company has recorded a cumulative dividend of $84 for the preferred stockholders for the nine month period ended March 31, 2005, in the accompanying financial statements.

Series C Preferred Stock

The general terms of the Series C Preferred Stock is as follows: No par value; Liquidation Preference - $1.00 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when as declared by the Board of Directors; Conversion Rights - 1:20 ratio (i.e. 1 share of Preferred Series C stock is convertible into 20 shares of common stock); Redemption Rights
- the Company has the right to redeem part or all of the stock upon 30 days written notice at the rate of $1.00 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share.; Voting Rights - one vote per share on all matters requiring shareholder vote. At March 31, 2005, the Company had issued 20,148 shares of Series C Preferred Stock valued at $20,139. The Company recorded loss on conversion of debt in amount of $56,423 in the accompanying financials from Series C preferred stock. The Company has recorded a cumulative dividend of $3 for the preferred stockholders for the nine month period ended March 31, 2005, in the accompanying financial statements.

The Company has recorded a cumulative dividend of $12,511 for the preferred stockholders for the nine month period ended March 31, 2005, in the accompanying financial statements. The Company has entered into agreements with various vendors and employees to convert their liabilities into the preferred series of stock.


16. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $0 for income tax during the nine month period ended March 31, 2005. The Company paid $ $49,515 interest during the nine month period ended March 31, 2005.


17. LOSS ON CONVERSION OF DEBT

During the nine month period ended March 31, 2005 the Company recorded a loss of $1,100,421 due to settlement of accounts payable of $615,972, bond conversions of $76,199 and debenture conversions of $408,250.


18. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

 Effective July 1, 2004 the Company relocated its executive offices to Huntington Beach, California and entered into a four year lease agreement. The agreement contains a base rent escalation clause. The Company leases its Idaho office facility under a month-to-month rental agreement at $1,384 per month. For the period ended March 31, 2005, rent expense for these operating leases totaled $84,857.

The future minimum lease payments under non-cancelable leases are as follows:


                 2005                $   58,050
                 2006                    82,202
                 2007                    83,897
                 2008                    42,372
                                       ---------
                                     $  266,521
                                       =========
b) Litigation

On April 16, 2004, Decision One Corporation filed suit in the County of Bannock, Idaho against Quintek for $22,661.56 for goods provided. Since 2000, Decision One (formerly Imation) has been both a vendor to Quintek and a reseller of Quintek's Q4300 Printers. Quintek filed a counterclaim on August 1, 2004. Quintek asserts that Decision One used its authority as a dealer of our product to disparage us, in violation of its dealer agreement with us, and we seek relief for the hundreds of thousands of dollars in business lost because of it. On January 11, 2005, the Court granted Judgment for the sum of $21,000 in favor of the Decision One Corporation. The Court has ruled that Quintek would be allowed to file the counterclaim under this action, rather than a separate lawsuit. The Company can appeal the Court's decision and would have until February 18, 2005 to file the Notice of Appeal. In March 2005, a stipulation settlement was accepted by the Creditor where they agreed to accept $15,000 in full satisfaction of their debt. The Company agreed to pay $2,000 upon execution of the stipulation plus $1,000 for 13 months thereafter. Upon receipt of the final payment, a Satisfaction of Judgment will be entered in the matter. If the Company fails to meet the payment schedule, the Creditor, after giving credit for payments received, shall be allowed to proceed with the full judgment of $21,000 plus accumulated interest and costs. The amount of Judgment of $21,000 is included in accounts payable and accrued expenses in the accompanying financial statements as of March 31, 2005.


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

Weighted average number of shares used to compute basic and diluted loss per share for the period ended March 31, 2005 and 2004 are the same since the effect of dilutive securities is anti-dilutive.


20. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2005, the Company had incurred cumulative losses of 29,577,755 including net losses of $6,516,689 and$568,197 for the nine month periods ended March 31, 2005 and 2004, respectively. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2005, towards (i) obtaining additional equity financing and (ii) evaluation of its distribution and marketing methods.

Item 2. Management's Discussion and Analysis

2.1 Results of Operations

Our revenues totaled $408,047 and $46,775 for the three months ended March 31, 2005 and 2004, and $844,726 and $232,200 for the nine months ended March 31, 2005 and 2004 respectively, an increase of $361,272 for the three months and $612,526 for the nine months ended March 31, 2005, primarily due to changing the company's sales focus to the services business. Revenues in the previous periods resulted primarily from sales of equipment, aperture card media, and maintenance services. Revenues for the three month and nine month period in 2005 included revenues of $364,386 and $697,547 earned from the business optimization services.

For the three months ended March 31, 2005 and 2004, cost of sales was $272,650 and $38,300, respectively, an increase of $234,350in 2005. For the nine months ended March 31, 2005 and 2004, cost of sales was $628,904 and $151,883, respectively, an increase of $477,021 in 2005. Cost of sales during fiscal 2005 consisted primarily of labor, facility and equipment lease costs relating to the business optimization services, whereas cost of sales during fiscal 2004 consisted primarily of labor and production costs.

Operating expenses totaled $444,444 and $203,312 for the three month period ended March 31, 2005 and 2004, and $5,387,993 and $630,770 for the nine month period ended March 31, 2005 and 2004, a $241,132 and $4,757,223 increase in three month and nine month over previous fiscal year, primarily due to a decline of $2,346,564 in value of marketable securities, increase in sales related expenses and stock-based compensation for officers, directors, employees and consultants amounting to $1,091,972.

Non-operating expenses totaled $576,372 and $5,962 for the three months ended March 31, 2005 and 2004, and $1,331,207 and $16,944 for the nine months ended March 31, 2005 and 2004, respectively, an increase of $570,410 for the three months and $1,314,263 for the nine month period primarily due to loss of conversion of debt to equity, recording of beneficial conversion feature and interest expense.

During the three months ended March 31, 2005, we billed on seven (7) contracts for document services, 15 maintenance contacts, one (1) network upgrade and 16,000 aperture cards compared to the three months ended December 31, 2004, the Company billed on 5 (five) contracts for document services, (18) maintenance contracts, (2) network upgrades, and 12,000 aperture cards.

2.2 Liquidity and capital resources

We have historically financed operations from the issuance of debt, the sale of common stock and the conversion of common stock warrants. On March 31, 2005, the Company had cash on hand of $102,671 and working capital deficit of $1,472,639 as compared to cash on hand of $15,600 and working capital deficit of $2,127,980 on June 30, 2004.

Net cash used in operating activities totaled $1,52,413 and $374,104 for nine months ended March 31, 2005 and 2004, respectively, is attributed primarily to decline in market value of marketable securities, loss on conversion of debt to equity, an increase in stock-based compensation, issuance of stock for consulting services and changes in accounts payable and other liabilities.

Net cash used in investing activities totaled $375,287 and $9,813 for the nine months ended March 31, 2005 and 2004 is primarily related to purchase of equipment made during the periods.

Net cash provided by financing activities totaled $1,626,319 and $412,890 for the nine months ended March 31, 2005 and 2004 is based primarily on proceeds from issuance of commons stock and warrants, proceeds from line of credit and issuance of debentures, offset by payments of notes payable and factoring payable. We assumed certain payroll tax liabilities as the result of the merger with Pacific Diagnostic Technologies, Inc., on January 14, 1999. We have negotiated a payment plan with the Internal Revenue Service to pay the payroll taxes assumed in the merger.

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


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

On April 16, 2004, Decision One Corporation filed suit in the County of Bannock, Idaho against Quintek for $22,662 for goods provided. Since 2000, Decision One (formerly Imation) has been both a vendor to Quintek and a reseller of Quintek's Q4300 Printers. Quintek filed a counterclaim on August 1, 2004. Quintek asserts that Decision One used its authority as a dealer of our product to disparage us, in violation of its dealer agreement with us, and we seek relief for the hundreds of thousands of dollars in business lost because of it. On January 11, 2005, the Court granted Judgment for the sum of $21,000 in favor of the Decision One Corporation. The Court has ruled that Quintek would be allowed to file the counterclaim under this action, rather than a separate lawsuit. The Company can appeal the Court's decision and would have until February 18, 2005 to file the Notice of Appeal. In March 2005, a stipulation settlement was accepted by the Creditor where they agreed to accept $15,000 in full satisfaction of their debt. The Company agreed to pay $2,000 upon execution of the stipulation plus $1,000 for 13 months thereafter. Upon receipt of the final payment, a Satisfaction of Judgment will be entered in the matter. If the Company fails to meet the payment schedule, the Creditor, after giving credit for payments received, shall be allowed to proceed with the full judgment of $21,000 plus accumulated interest and costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 10, 2005, 328,000 Common Shares were issued to an investor pursuant to the investor's conversion of Series A Preferred stock.

On January 12, 2005, the Company issued 250,000 Common Shares to an accredited investor for sale of stock valued at $25,000 on October 12, 2004.

On January 14, 2005, the Company entered into an agreement with a consultant to provide consulting services for a twelve month period. In consideration of consulting services, the consultant shall receive 1,800,000 Common Shares to be issued under rule 144 (restricted stock) and shall have a one year restriction before the sale of any shares, and after two years shall be unrestricted under rule 144k. As of March 31, 2005, the Company did not issue any shares to the consultant.

On February 1, 2005, the Company entered into an addendum to Convertible Debenture and Warrant to Purchase Common Shares by and between the Company and an accredited investor. Under this agreement, the Company received $100,000 on March 30, 2005, as a prepayment towards the exercise of Warrant Shares under the Convertible Debenture and Warrant to Purchase Common Shares agreement.

On February 2, 2005, in consideration of investor relations services, the Company agreed to issue 6,250,000 Warrants to purchase Common Shares at $0.18 per share. The Warrants shall become exercisable as follows: (a) 3,125,000 Warrants are vested and fully exercisable; and (b) 3,125,000 Warrants shall vest and become exercisable on July 1, 2005. The Warrants shall expire on February 1, 2008. The Company did not issue these warrants as of March 31, 2005.

On February 8, 2005, the Company issued 186,375 Common Shares valued at $2,500 to an accredited investor. On February 16, 2005, the Company issued 5,000,000 Common Shares valued at $750,000 to be held in escrow for an accredited investor, for future debenture conversions and warrant exercises. On March 30, 2005, the Company issued an additional 2,500,000 Common Shares valued at $300,000 to be held in escrow for the same accredited investor.

On March 7, 2005, the Company issued 6,804,164 Common Shares to an accredited investor upon conversion of convertible promissory note of $408,250.

On March 10, 2005, the Company issued 400,000 Common Shares valued at $56,000 in settlement of debt of a shareholder.

Unless otherwise noted, the sales set forth above. involved no underwriter's discounts or commissions and are claimed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4 (2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, the issuance and sale by the Company of shares of its common stock to financially sophisticated individuals who are fully aware of the Company's activities, as well as its business and financial condition, and who acquired said securities for investment purposes and understood the ramifications of same.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

During the three month period ending March 31, 2005, no matters were submitted to a vote of security holders.

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



                                    QUINTEK TECHNOLOGIES, INC.

Date: May 17, 2005                  /s/ ROBERT STEELE
                                    --------------------------------------------
                                    Robert Steele, Chairman
                                    and Chief Executive Officer

Date: May 17, 2005                  /s/ ANDREW HAAG
                                    --------------------------------------------
                                    Andrew Haag, Chief Financial Officer