Form 10KSB/A
period 2004-06-30
QUINTEK TECHNOLOGIES INC
filed 2005-07-18
CIK 1107714

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                               AMENDMENT No. 1 to

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

This Amendment No.1 to Form 10-KSB/A is filed to include an audit report for the Company's financial statements as to yearend 2003 in Part II, Item 7 - Financial Statements, of the Company's original filing on Form 10-KSB for the year ended June 30, 2004, initially filed with the SEC on October 1, 2005 and on Form 10-KSB/A filed with the SEC on October 13, 2005. In accordance with the rules of the Securities and Exchange Commission, Item 7 is being filed in its entirety. In addition, Item 13 of Part III has been amended to currently date the certifications of the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's Chief Executive Officer and Chief Financial Officer are attached to this Amendment No. 1 as exhibits 31.1 and 31.2, and 32.1 and 32.2, respectively.



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

10.8*****     Consulting Agreement between Quintek  Technologies,  Inc. and Gary
              Litt dated February 3, 2003 (previously filed as Exhibit 10.4).

10.9## Employment Agreement between Quintek Technologies, Inc. and Robert Steele dated January 31, 2003

10.10## Employment Agreement between Quintek Technologies, Inc. and Andrew Haag dated January 31, 2003

10.11### Employment Agreement between Quintek Technologies, Inc. and Robert Brownell dated March 12, 2004


10.12### Note Purchase Agreement between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated November 26, 2003.

10.13### Convertible Note I between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated November 26, 2003.

10.14### Convertible Note II between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated February 8, 2004.

10.15### Convertible Note III between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated March 13, 2004.

10.16### Convertible Note IV between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated April 26, 2004.

10.17### Convertible Note V between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated June 7, 2004.

10.18### Loan and Security Agreement between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated November 26, 2003.

10.19### Warrant to Purchase Common Stock of Quintek Technologies, Inc. issued to Kazi Management V.I., Inc. dated November 26, 2003.

10.20### Registration Rights Agreement between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated November 26, 2003.

10.21###      Stock  Purchase  Agreement  between  Quintek  Technologies,   Inc.
              Langley Park Investments PLC dated July 7, 2004

10.22### Securities Purchase Agreement between Quintek Technologies, Inc. and Golden Gate Investors, Inc. dated July 29 , 2004

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

ITEM 13 EXHIBITS

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



# Incorporated by reference to Exhibit 2.1 to the Form 8-K dated February 24, 2000.
* Incorporated by reference to Form 10-KSB for the fiscal year ended June 30, 2000.
** Incorporated by reference to Form 10-QSB for quarter ended Dec.31, 2002. *** Incorporated by reference to Registration Statement on Form S-8 filed
     March 11, 2003.
**** Incorporated   by   reference   to  Form  8-K   filed   July  14,   2003.
*****Incorporated by reference to Registration Statement on Form S-8 filed
     August 18, 2003.
## Incorporated by reference to Form 10-KSB for the fiscal year ended June 30, 2003
### Incorporated by reference to Form 10-KSB/A for the fiscal year ended June 30, 2003, filed with the Securities and Exchange Commission. October 11, 2004.


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





Date:  July 15, 2005               QUINTEK TECHNOLOGIES, INC.


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





Date:  July 15, 2005               /s/ Robert Steele
                                   ---------------------------------------------
                                      Robert Steele, Chief Executive Officer
                                        and Director


Date:  July 15, 2005               /s/ Andrew Haag
                                   ---------------------------------------------
                                      Andrew Haag, Chief Financial Officer
                                        and Director

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




/s/ KABANI & COMPANY, INC.
---------------------------------
Huntington Beach, California
September 21, 2004

To the Board of Directors and Stockholders
Quintek Technologies, Inc.
Camarillo, California

                          Independent Auditor's Report

We have audited the accompanying balance sheet of Quintek Technologies, Inc. as of June 30, 2003, and the related statements of operations, stockholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern; however, the Company has experienced losses from operations and substantial doubts exist as to its ability to continue as a going concern. Continuation is dependent upon the success of future operations. Management's plans in regard to those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HEARD, McELROY & VESTAL, LLP
Shreveport, LA
September 18, 2003

                                      F-1/A


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