Form 10KSB
period 2005-06-30
QUINTEK TECHNOLOGIES INC
filed 2005-10-13
CIK 1107714

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                    For the fiscal year ended: June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ________________

                           Commission File No. 0-28541

                           QUINTEK TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its charter)

           California                                      77-0505346
  ----------------------------                        --------------------
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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best or registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form l0-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $1,547,923.

At September 19, 2005, the aggregate market value of registrant's Common Stock held by non-affiliates was $8,550,063 based on the closing OTC Bulletin Board bid price of $0.08 per share on that date.

At September 19, 2005, a total of 109,267,761 shares of registrant's Common Stock were outstanding.

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

Item 1.    Description of Business

Business Development

Quintek Technologies, Inc. and Subsidiary (referred to herein as the "Company", "Quintek", "Our", or "We") is a California corporation. Quintek's corporate headquarters are located at 17951 Lyons Circle, California, 92647. Our contact information at that location is: phone number (714) 848-7741, fax number is
(714) 848-7701 and our website is www.quintek.com. Our corporate filings with the Securities and Exchange Commission ("SEC") and amendments to these filings, as well as other information is available free of charge at our website soon after such reports are filed electronically with the SEC, or directly on the SEC's website at www.sec.gov.

Quintek Electronics, Inc., our predecessor company was founded in July 1991. On January 14, 1999, Quintek Electronics, Inc. was acquired in a merger by Pacific Diagnostics Technologies, Inc. and the surviving entity's name was changed to Quintek Technologies, Inc. On February 24, 2000, we acquired all of the outstanding shares of common stock of Juniper Acquisition Corporation
("Juniper"). Upon effectiveness of that acquisition, Quintek elected to become the successor issuer to Juniper for reporting purposes under the Securities Exchange Act of 1934.

Quintek provides back office services and solutions to improve efficiencies within organizations. The Company accomplishes this through out-sourcing/in-sourcing services, consulting services and solution sales. Quintek, through its wholly owned subsidiaries Quintek Services, Inc. (QSI), and Sapphire Consulting Services, Inc. provides services to enable Fortune 500 and Global 2000 corporations to reduce costs and maximize revenues.

Quintek Services, Inc.

The Company's Quintek Services, Inc. (QSI) business unit provides back-office services to reduce our customer's costs by enabling them to focus on their core competencies. We reduce our customer's costs by converting their mission critical documents from paper to electronic formats, making these documents readily organized and available and automating the routing and approval processes related to electronic documents via the internet. We deliver the best customer service, the fastest turnaround and the best price.

Market Overview

On August 31, the Institute for Policy Studies released a report that top executives at the firms that use outsourcing the most got a 46 percent pay increase. Leading the way in outsourcing are General Electric, United Technologies, Citigroup, Oracle and Bank of America.

The outsourcing of jobs that can be performed via the Internet has come to be called BPO or business process outsourcing. Forester estimates that the market for BPO services will grow at a CAGR of 66% from $19 billion in 2004 to $146 billion in 2008. The Aberdeen Group, a provider of IT market intelligence, forecasts 13% annual growth for the BPO industry through 2005, when the market is projected to reach $248 billion.

Quintek solves three major problems for the outsourcing market. First, the outsourced worker has to have the current data to do his job in his web browser.

The reality is that now more than ever, much of that data is in paper and has to be quickly and efficiently digitized to be made available offshore. In the 2001 book, The Myth of the Paperless Office, from MIT Press, the authors found that the use of e-mail in an organization causes an average 40 percent increase in paper consumption.

In his book, "Business @ The Speed of Thought," Bill Gates writes, "... paper consumption has continued to double every four years, and 95% of all information in the US remains on paper, compared with just 1% stored electronically."

The American Forest and Paper Association, reports that paper use increased by over 30 percent between 1986 and 1997. From 1992 to 2002, world consumption of paper and board products grew from 250m metric tones to 325m metric tones.

Second, closing a multi-year, multi-million dollar outsourcing deal requires specialized sales skill.

Lastly, there are system integration requirements that must be supported with a US presence. Quintek brings high-quality, high-volume imaging, scanning and data capture services, specialized sales and systems integration experience to this growing market.

According to a March 2004 report by research firm IDC, the global document management and imaging outsourcing market reached $13 billion in 2003 and is expected to expand at a compound annual growth rate of 19.7% over the next three years. The rapid growth of the document management market has been largely unnoticed by industry watchers because it is manifested very differently from industry to industry, IDC noted. For example growth in the health care industry has been driven in part by government regulation. The Health Insurance Portability and Accountability Act (HIPAA) requirements has legislated companies to implement cross-company document management standards and technologies.

"Growth in this market is being fueled by the rapid adoption of imaging, document, and content technologies overall, user demand for easy access to documents, as well as the evolving need for imaging and document management within particular vertical segments," said Ron Glaz, director of IDC's digital-imaging solutions and services. "In fact, survey participants indicated that the most important factors in choosing an imaging and document management outsourcing vendor is their track record and specific vertical industry expertise."
Our Addressable Market

Our core competencies are converting mission critical documents from paper to electronic formats, making these documents readily organized and available and automating the routing and approval processes related to electronic documents via the internet. We go to market with these core competencies in three market segments.

We see the market for our mortgage document processing services as follows. According to the Mortgage Banking Association, there will be $1.8 Trillion in mortgage originations in 2006, down from $1.96 Trillion in 2005. We calculate that this represents 13 million loans to be processed. Our experience is that each loan yields an average of 200 documents and that the customer will pay approximately $0.10 per mortgage page. This yields an addressable market of $260m. If we capture 10% of that market, we are on a $26m run rate in the mortgage space.

We see the market for our healthcare document processing services as follows. According to Healthcare Informatics.com, there were 15B health claims filed in 2004. Our experience is that customers pay an average of $0.10 per claim for processing. This yields an addressable market of $1.5B for our healthcare claims processing service.

We see the market for our accounts payable processing services as follows. In 2005, total revenues from the Fortune 500 were $8.2 Trillion. Our experience is that a company will spend 0.025% of its revenue on A/P Outsourcing. This yields an addressable market of $1.7B for our A/P processing services.

Services Overview

Most BPO processes start by capturing data and organizing it into digital formats. This has increased the need for service provider support. Companies wanting to bring unstructured data on line have been faced with the task of converting this information into electronic form. Unstructured data is considered any media in paper, film, fiche or other forms that are not readily available to the knowledge worker.

Companies electing to image capture their paper documents are turning to service providers as a source of digitizing this information. Outsourcing this business to service providers has proven less expensive than hiring permanent staff. Temporary employees have proven ineffective since conversions are not generally done all at once. Companies attempting to purchase equipment and train staff to do their work in-house cannot keep up with the changing technologies in hardware and software.

Quintek is targeting document imaging and scanning, accounts payable processing and inbound mailroom processing business across all vertical markets. Quintek is targeting Outsourced Mortgage Processing in the mortgage sector and Outsourced Healthcare Claims Processing in the healthcare sector.

Core Competencies

Mailroom Outsourcing

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

High-Speed Scanning at Client Site or Quintek Production Center.

Fortune 500 companies and other large organizations manage documents using Enterprise Content Management (ECM) systems such as OnBase from Hyland Software Inc., Documentum from EMC Corporation or FileNet P8 from Filenet Corporation. These are very large databases with web browser interfaces that allow people all over the world to access and interact with document-based content in an organized manner twenty-four hours a day and seven days a week.

The scope of work for a High Speed Scanning contract will usually include Quintek receiving paper documents and delivering these documents directly into the customer's Enterprise Content Management (ECM) system. Scanning is the process of converting a paper document into a digital image saved in electronic format such as a TIFF or PDF file. High-end scanners are similar to high-end copiers with sheet feeders, but they output electronic files, not more paper. Quintek provides the ground transportation and secure facility for processing the documents, the trained staff for processing the documents, the expertise to index, scan and categorize the documents, the expertise to re-assemble the original documents in the format and order they were delivered and the expertise to upload the documents and the indexing into the customer's ECM system. This often has to be done in less than 24 hours from receipt of the document.

In its current configuration, Quintek's Huntington Beach facility can convert 60,000 images in an eight hour shift and 2,400,000 per month running two shifts at a rate of $0.05 an image. This would result in approximately $120,000 a month in billings and a gross profit of $48,000. Upon subsequent financing, with additional equipment and reconfiguration, this facility has the capability of processing 600,000 images in an eight hour shift. Running two shifts at full capacity, the facility could process 13,200,000 documents a month. At a rate of $0.05 an image this would result in approximately $660,000 a month in billings and a gross profit of $264,000.

Domestic/Offshore Data Capture, OCR, and Indexing

Quintek can use manual and OCR (Optical Character Recognition) technologies to create indexing for converted digital images. Indexing of documents facilitates a more efficient means of retrieving critical documents and information for future use.

We guarantee our customers "Sigma Level 5," a 99.5% accuracy rate. Quintek ensures this by utilizing an "Enter - Enter - Compare" process, whereby two separate operators independently index the same document, then compare results using automated systems. If discrepancies are found between the two separate operator versions, the batch is immediately rejected and routed to a senior project manager for rework.

Quintek can perform this service in-house or offshore. Services are priced by the keystroke. A typical healthcare claim form may require between 400 and 1000 keystrokes. With volumes in the millions, our customers may pay $0.01- $0.02 per keystroke.

ASP (Application Service Provider) Hosting of Scanned Images

Once images have been scanned, end-users need an ECM (Enterprise Content Management) system. Quintek will continue to provide clients with support for best of breed choice preferred by the customer such as OnBase from Hyland

Software Inc., Documentum and Application Extender from EMC Corporation or FileNet P8 from Filenet Corporation. For customers that do not want to install and maintain their own ECM system, Quintek resells web-based document hosting ASP services from Quintek's partners such as Hyland Software's OnBase. This provides Quintek's clients the efficient and immediate capability of viewing business critical documents online.

Workflow Automation

Quintek designs and installs software systems for automating the routing and approval processes related to electronic documents via the internet.

Delivery of products or services

Quintek's High Speed Scanning, Data Capture, OCR & Indexing and In-house Imaging Solutions services are performed either in Quintek's Huntington Beach facility or on client site in Thousand Oaks, CA, Los Angeles, CA, and Costa Mesa, CA.

The Company's ASP Hosting of Scanned Images service is delivered to the customer by Quintek's partner Hyland Software, Inc.

Quintek's Mailroom Outsourcing service is delivered from our Huntington Beach, CA facility.

Sales of products or services

Quintek is establishing customer relationships directly as well as with sales partners, large prime contractors and vertical-specific solution brokers. Quintek will continue expanding its sales staff and developing its sales partnerships.

Direct Sales

Quintek currently has one full-time direct sales person. The Company plans to grow this to a national staff. These senior salespeople are experienced and paid a base salary and a sales commission commensurate with that experience and are expected to meet an annual sales quota. Quintek provides an incentive stock option plan to attract top sales talent.

Sales Incentives and Compensation

Salespeople receive a stock option bonus for meeting specific revenue goals. Quintek's sales people are compensated based on the Gross Profit of the sale. Sales people receive no commission for jobs sold at less than 20% Gross Profit.

In April 2004, Quintek announced that the Company was entering the BPO services market. All of these services are new within the last year. The Company executed and is delivering on long-term customer contracts for all of these five services. The Company also sold, delivered and been paid for numerous short-term contracts for these five new services.

On June 1, 2004, Quintek signed a sales partner agreement with FedEx Kinko's. With the relationship that has been put in place between FedEx Kinko's and Quintek, FedEx Kinko's can resell Quintek's BPO services. Quintek's sales team has been training FedEx Kinko's sales representatives on selling Quintek services. Quintek has sold and delivered on several customer contracts under this agreement. Under this agreement, Quintek executed and delivered on one long-term contract. This contract is with a leading life sciences and biotechnology Company is providing services in Thousand Oaks, CA

On June 4, 2004, Quintek signed a sales partner agreement with a leading technology integrator. Under the relationship that has been put in place between the integrator and Quintek, the integrator can resell Quintek's BPO services. For more than a year, Quintek has been providing ongoing services under our subcontracting relationship to a major medical center in Los Angeles, CA.

On March 22, 2004, Quintek signed a sales partner agreement with a medical services company. With the relationship that has been put in place between the medical services company and Quintek, the medical services company can resell Quintek's BPO services. Quintek's sales team has been training the medical services company on selling Quintek services. Quintek has sold and delivered on several customer contracts under this agreement.

On April 26, 2004,  Quintek  signed an  agreement  with Single  Source  Partners
(SSP). Single Source Partners is a provider of mortgage solutions located in Newport Beach, CA that brokers services in the mortgage industry. Quintek executed and delivered on one long-term contract with under this agreement. This contract is with a Fortune 10 company with annual revenues in excess of $20 billion. In July, 2005 Quintek and SSP executed an Exclusive Sales and Marketing Agreement.

COMPETITION

The Company's Document Imaging and BPO services are a mix of existing microfilm conversion service providers, scanning service providers, document management system integrators, and offshore data entry organizations. There are only a few truly national providers of BPO and Document Imaging. Most often Quintek will compete with Affiliated Computer Services (NYSE:ACS) of Dallas, TX, SourceCorp (NASDAQ:SRCP) of Dallas, TX and EDS (NYSE:EDS).

EDS is a Fortune 500 company with reported annual revenues of over $20 billion that provides a broad portfolio of business and technology solutions to help its clients worldwide improve their business performance. The company's core portfolio comprises information-technology, applications and business process services, as well as information-technology transformation services.

ACS is a Fortune 500 company with reported annual revenues of over $4 billion more than 40,000 employees supporting client operations in nearly 100 countries provides business process and information technology outsourcing solutions to world-class commercial and government clients.

SourceCorp is a business process outsourcing solutions to clients throughout the U.S. SourceCorp reported annual revenues of $385 million. The company focuses on business processes in information-intensive industries including healthcare, legal, financial services, government, transportation and logistics. The company has offices in 24 states and operates in approximately 40 states, Washington D.C., Mexico and both domestically and offshore through alliances.

The Company's competitive advantage is better, faster and cheaper. Quintek sees a void created by these large multi national providers. There is a lack of a middle tier service provider with a national scope and a commitment to quality. The Company is focused on providing its customers a high quality service with a rapid turn around time for less than its competitors. Quintek can do this by having low operational employee turnover and effective job costing.

An Employee Incentive Program (EIP) provides incentive to its employees to be as productive as possible and to stay at Quintek. An (EIP) will enable us to deliver quality service at less cost than our competitors.

The Company's publicly traded company status will allow Quintek to continue to attract high quality experienced professionals that desire the upside of equity options in a high quality early stage BPO services provider with a focus on growth.

The Company relies on non-union skilled labor for mailroom and scanning production services. The Company relies on widely available technologies from Kodak, Dell, EMC, Hyland, and Kofax to deliver services.

Quintek has three customers that individually represented more than 10% of its revenues for the fiscal year; GMAC represented 46% of its revenue, Precyse Solutions, Inc. represented 19% of its revenue, and Peter Pepper Products represented 12% of its revenue. The Company has a five year Master Services Agreement with GMAC and a month-to-month contract with Precyse. The Company is not aware of any reason why revenue from GMAC or Precyse would cease in the next fiscal year. The revenue from GMAC is based on their volume of mortgages. The Company's revenues could be impacted positively or negatively based on its customers projected mortgage volume. Quintek's business with Peter Pepper Products in the fiscal year ended June 30, 2005 was a one-time systems implementation project. The Company's ongoing business with Peter Pepper is not expected to be of the same volume. This is part of the Company's business model. Quintek expects to have other systems implementation projects in the current fiscal year of similar or greater revenue. Revenues from GMAC and Precyse have trended up over the last fiscal year. The Company expects that the portion of revenue that it derives from GMAC and Precyse as a percentage of overall revenue will decrease in the current fiscal year reducing its dependence on these customers.

Increased regulatory environment such as HIPAA (Health Insurance Portability and Accountability Act) and Sarbanes-Oxley drives demand for the Company's services and also increases its costs.

Quintek does not account for research and development as a separate account. Quintek has been investing in bringing new services to market as part of the Company's normal course of business. The costs and effects of compliance with environmental laws are negligible.

Quintek has thirty-four (34) employees, twenty-four (24) hourly employees and ten (10) salaried employees.


Item 2. Description of Property.

The Company leases 7,062 square feet for its executive offices at 17951 Lyons Circle, Huntington Beach, California. The lease expires on June 30, 2008, with an option to extend at the end of the commencement year. The current monthly lease rent on this facility is $7,627.

The Company rents, on a month-to-month basis, 1,800 square feet of office and warehouse space at 720 N. 4th Street, Montpelier, Idaho, for its accounting and purchasing function. The current monthly rent is $1,384.

Item 3.     Legal Proceedings.

On April 16, 2004, Decision One Corporation filed suit in the County of Bannock, Idaho against the Company for $22,662 for goods provided. Since 2000, Decision One (formerly Imation) has been both a vendor and a reseller of the Company's products. The Company filed a counterclaim on August 1, 2004 asserting that Decision One used its authority as a dealer to disparage the Company in violation of its dealer agreement. The Company sought relief for the hundreds of thousands of dollars in business lost. On January 11, 2005, the Court granted Judgment for the sum of $21,000 in favor of the Decision One Corporation. The Court ruled that the Company would be allowed to file the counterclaim under this action, rather than a separate lawsuit. In March 2005, a stipulation settlement was accepted by the Creditor where they agreed to accept $15,000 in full satisfaction of their debt. The Company agreed to pay $2,000 upon execution of the stipulation plus $1,000 for 13 months thereafter. Upon receipt of the final payment, a Satisfaction of Judgment will be entered in the matter. If the Company fails to meet the payment schedule, the Creditor, after giving credit for payments received, shall be allowed to proceed with the full judgment of $21,000 plus accumulated interest and costs. The amount of Judgment of $21,000 is included in accounts payable and accrued expenses in the accompanying financial statements as of June 30, 2005.

We are a party to an arbitration hearing on December 19, 2005 of Brownell, Robert vs. Quintek Technologies, Inc. at JAMS, 707 Wilshire Blvd., 46th Floor, Los Angeles, CA 90017. Robert Brownell and Quintek Technologies, Inc. are the principal parties. Robert Brownell was employed as President of Quintek Technologies, Inc. from March 31, 2004 to until he resigned on March 31, 2005. On July 6, 2005, Robert Brownell filed an arbitration claim against Quintek Technologies, Inc. for Promissory Fraud; Breach of Written Contract; Wrongful Constructive Termination Based on Public Policy and Invasion of Privacy. Brownell seeks relief as follows: one year's severance, or $150,000, prejudgment interest at 10% per annum general damages, punitive damages, costs of suit incurred and for such relief as the arbitrator deems proper.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

5.1       Market for Common Stock

Since January 14, 1999, Common Stock has traded on the OTC Bulletin Board (symbol "QTEK"). On September 19, 2005, there were 495 listed shareholders of record. The high and low bid prices per share for the Company's stock for each quarter commencing July 1, 2002 and ending June 30, 2005 are listed below. The high and low bid prices per share for Quintek's stock for the quarter ending June 30, 2005 were $0.11 and $0.10, respectively. This information was obtained from Media General Financial Services, Reuters and Yahoo Finance.

                1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
             High     Low      High    Low      High   Low      High     Low
FY2003       $0.14    $0.03    $0.13   $0.02    $0.07  $0.03    $0.19    $0.03
FY2004       $0.17    $0.09    $0.19   $0.10    $0.26  $0.13    $0.20    $0.12
FY2005       $0.21    $0.20    $0.24   $0.20    $0.16  $0.15    $0.11    $0.10

The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

5.2       Dividends

Quintek presently intend to retain future earnings, if any, to provide funds for use in the operation and expansion of its business. Accordingly, the Company has not declared or paid any dividends to its common shareholders and do not presently intend to do so. Any future decision whether to pay dividends will depend on our financial condition and any other factors that the Company's Board of Directors deems relevant.

5.3       Securities Authorized for Issuance Under Equity Compensation Plans

Quintek's Chief Executive Officer and Chief Financial Officer entered into employment agreements on January 31, 2003 with the Company which grants each of them the right to earn substantial equity compensation from the Company. Pursuant to the employment agreements, the Company has agreed to sell to each of them stock (or grant to each rights to purchase additional shares of common stock) at $0.03 per share such that, including all options or shares previously issued to or purchased by each of them, each would own, in the aggregate, shares of common stock or rights to purchase shares of common stock representing ten percent (10%) of the current outstanding common stock of Quintek, on a fully-diluted basis after taking into account the issuance of such additional shares to each officer and assuming the issuance of all other shares subject to currently outstanding options or warrants. The employment agreements state that the agreement(s) specifically granting the shares to be purchased by the officers will have, at minimum, new termination and repurchase provisions, with the termination provisions to be consistent with new termination and repurchase provisions set forth in this Agreement. The agreement(s) also will contain provisions providing the officers with pre-emptive rights to purchase additional shares of common stock under certain circumstances. Options to the two officers shall vest according to the following schedule: Right of each to purchase two and a half percent (2.5%) of outstanding common stock, upon the authorization of additional shares by the shareholders of Quintek; assuming that authorization of more shares is approved by the shareholders of the Company, options giving each of the officers the right to purchase an additional two and a half percent (2.5%) of outstanding common stock at the time of grant, will be granted upon the one (1) year anniversary of each officer's employment agreement for the following three (3) years. In the event of a sale of Quintek, termination of the officers' employment agreements by the Company, or any other event that may impede Quintek's ability to fulfill its obligations under the officers' employment agreements, all options will be immediately vest.

5.4       Recent Sales of Unregistered Securities

On July 11, 2004, the Company sold a one year $20,000 convertible promissory note bearing ten percent annual interest to an accredited investor. On August 30, 2004, the note converted into 200,000 shares of common stock at $0.10. Additionally, the investor was granted, for each share converted pursuant to the note, one warrant to purchase a share of common stock at $0.15 expiring July 11, 2007.

On July 15, 2004, the Company granted 300,000 of common stock to a consultant in consideration of services performed pursuant to a consulting agreement.

On July 27, 2004 the Company sold a one year $50,000 convertible promissory note bearing ten percent annual interest to an accredited investor. On August 30, 2004 the note was converted into 500,000 shares of common stock at $0.10. Additionally, the investor was granted, for each share converted pursuant to the note, one warrant to purchase a share of common stock at $0.15 expiring May, 27 2007.

On August 5, 2004, the Company sold 500,000 shares of common stock to an accredited investor in consideration of $35,000 and sold 1,000,000 shares of common stock to an accredited investor in consideration of $70,000.

On August 31, 2004, the Company issued consultant 50,000 shares of common stock under a consulting agreement.

On August 26, 2004, the Company granted 150,000 shares of common stock to a consultant in consideration of services performed pursuant to a consulting agreement.

On September 14, 2004, the Company issued an employee 300,000 shares of common Stock per their employee agreement.

On September 15, 2004, Company sold 1,000,000 shares of common stock to an investor in consideration of $100,000; additionally, the investor was granted a three year warrant to purchase 1,000,000 of common stock at an exercise price of $0.14 per share.

On September 20, 2004, the Company issued investor 660,000 shares of common stock for repayment of loans.

On September 30, 2004, the Company sold 14,000,000 shares of common stock to an institutional investor at $0.139 per share.

On October 4, 2004, the Company sold 250,000 shares of common stock to an investor in consideration of $25,000. The investor was also granted a three-year warrant to purchase 250,000 shares of common stock at an exercise price of $0.15 per share.

On October 16, 2004, the Company sold a $250,000 promissory note, 5.75% interest per annum, to an accredited investor. The note is due six months from the date of issuance. Additionally, the investor was granted 5,000,000 warrants to purchase common stock at $0.10, expiring October 16, 2007.

On October 19, 2004 the Company issued to Robert Steele, its Chief Executive Officer, and Andrew Haag, its Chief Financial Officer, 1,000,000 shares each, of Series A Preferred Stock as per their employment agreement with Quintek. The Company also issued Bob Brownell, its then President, 250,000 shares of Series A Preferred Stock and per his employment agreement with the company.

On October 19, 2004, the Company issued 1,006,854 Series A Preferred Stock to various employees as part of an agreement dated January 31, 2003 in lieu of their back compensation of $201,211.

On October 19, 2004, the Company issued 724,077 shares of Series A Preferred Stock to Bill Rice as part of an agreement to convert monies due of $36,204.

On October 19, 2004 the company issued 648,255 shares of Series B Preferred Stock to three investors for conversion of $162,062 in debt.

On October 19, 2004 the company issued 32,000 shares of Series B Preferred Stock to a vendor for investor relation services valued at $2,080 in debt.

On October 19, 2004 the company issued 20,148 shares of Series C Preferred Stock to 13 vendors for conversion of $20,148 in debt.

On October 25, 2004, the Company issued the Bosphorus Group 700,000 shares of common ctock as finder' fee valued at $133,000.

On November 10, 2004 the Company issued 44,000 shares of common stock as conversion of Series C convertible Preferred Stock valued at $2,200.

On November 24, 2004, the Company issued 54,545 shares of common stock to a consultant for services provided valued at $7,091 pursuant to a consulting agreement.

On November 24, 2004, the Company issued 2,794,920 shares of common Sctock to an investor pursuant to the investor's conversion of Series B convertible Preferred Stock valued at $111,797.

On December 3, 2004, the Company issued 500,000 shares of common ctock to Gerald Hannahs pursuant to an exercise of warrants valued at $23,000.

On December 13, 2004, the Company issued 7,500 shares of common ctock to a consultant for services rendered valued at $1,650 pursuant to a consulting agreement.

On December 13, 2004, the Company issued 2,000 shares of Series A Preferred Stock to various employees as part of an agreement dated January 31, 2003 in lieu of their remaining back compensation of $400.

On December 22, 2004, the Company issued 1,967,824 shares of common ctock to Andrew Haag, an officer and director of Quintek, pursuant to an exercise of a warrant on a cashless basis.

On January 10, 2005, the Company issued 328,000 shares of common stock to an investor pursuant to the investor's conversion of Series A Preferred Stock valued at $65,600.

On January 12, 2005, the Company issued 250,000 shares of common shares to an accredited investor for sale of stock valued at $25,000 on October 12, 2004.

On January 14, 2005, the Company entered into an agreement with a consultant to provide consulting services for a twelve month period. In consideration of consulting services, the consultant shall receive 1,800,000 shares of common shares to be issued under rule 144 (restricted stock) and shall have a one year restriction before the sale of any shares, and after two years shall be unrestricted under rule 144k. As of June 30, 2005, the Company did not issue any shares to the consultant.

On February 2, 2005, in consideration of investor relations services, the Company agreed to issue 6,250,000 Warrants to purchase Common Shares at $0.18 per share. The Warrants shall become exercisable as follows: (a) 3,125,000 Warrants are vested and fully exercisable; and (b) 3,125,000 Warrants shall vest and become exercisable on July 1, 2005. The Warrants shall expire on February 1, 2008. The Company did not issue these warrants as of June 30, 2005.

On February 3, 2005, the Company entered into an addendum to Convertible Debenture and Warrant to Purchase shares of common stock by and between the Company and an accredited investor. Under this agreement, the Company received $100,000 on March 30, 2005, as a prepayment towards the exercise of Warrant Shares under them Convertible Debenture and Warrant to Purchase Common Shares agreement.

On February 8, 2005, the Company issued 186,375 shares of common shares valued at $2,500 to an accredited investor. On February 16, 2005, the Company issued
5,000,000 Common Shares valued at $750,000 to be held in escrow for an accredited investor, for future debenture conversions and warrant exercises. On March 30, 2005, the Company issued an additional 2,500,000 Common Shares valued at $300,000 to be held in escrow for the same accredited investor.

On March 7, 2005, the Company issued 6,804,164 shares of common shares to an accredited investor upon conversion of convertible promissory note of $408,250.

On March 10, 2005, the Company issued 400,000 shares of common stock valued at $56,000 in settlement of debt of a shareholder.

On April 8, 2005, the Company issued 457,000 shares of common stock to an investor pursuant to the investor's conversion of Series A Preferred Stock valued at $91,320.

On May 25, 2005, the Company issued a consultant 390,193 shares of common stock for advisory and consulting services valued at $26,000.

On June 14, 2005, the Company issued Vucan Ruzic/Profit Concepts International, 288,500 shares of common shares for compensation under a release of claims valued at $33,466.

The proceeds from the sales of unregistered securities have been allocated towards general working capital and to promote the growth of the business.


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


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's revenues totaled $1,547,923 and $298,653 and for the twelve months ended June 30, 2005 and 2004, respectively, an increase of $1,249,270 (418%) in 2005 due to changing the Company's sales focus to the services business.

For the twelve months ended June 30, 2005 and 2004, cost of revenue was $1,070,001 and $184,964 respectively, an increase of $885,037 (478%). Cost of revenue for both periods consisted mostly of labor and production costs. Cost of revenue increased in 2005 due to increased revenues from changing the Company's sales focus to the services business.

Net cash used in operating activities was $1,418,456, for the twelve-month period ended June 30, 2005 as compared to $595,947 for the prior twelve-month period. The (138%) increase is attributable to the efforts focused in the services business.

Total operating expenses were $5,982,314 for the twelve-month period ended June 30, 2005 as compared to $1,083,246 for the prior twelve-month period. The $4,899,068 (452%) increase in operating expenses is mostly a non-cash increase primarily due to the conversion of debt to equity, stock-based compensation , a permanent decline in the market value of marketable securities held as investment, and an increase in expenses as the Company focused its efforts in the services business.

During the 12 month period ending June 30, 2005, the Company sold eight (8) contracts for services. The Company has not renewed any additional service contracts since January 1, 2005.

For the twelve months ended June 30, 2005, total assets equaled $1,402,264, an increase of $1,254,989 (852%) primarily due to an increase in accounts receivable, property and equipment and restricted cash; total current liabilities equaled $2,168,067, a decrease of $9,513 (.004%), accounts payable and accrued expenses equaled $863,320, an increase of $424,494 (97%) primarily due to increased spending due to growth, factoring payable equaled $136,936, an increase of $93,706 (216%) due to increased funding for capitalization.

The Company is currently in default on two outstanding convertible bonds totaling $62,495. Interest continues to accrue against the principal. The notes are unsecured. The holders of the bonds that are in default have indicated that they do not want to convert their debt to stock and wish to be repaid in cash. At present the Company does not have the funds to repay the indebtedness. It is not known whether the Company will be able to repay or renegotiate this debt. If the Company is unable to cure the default or renegotiate its debt, the Company may not be able to continue as a going concern.

The Company owes $96,661 in payroll withholding taxes that were assumed in a merger and are past due.

Liquidity and Capital Resources

The Company's principal capital requirements during the fiscal year 2006 are to fund the internal operations and the acquisitions of growth-oriented businesses. The Company plans to raise necessary funds by selling its own common shares to selected investors and bringing in business partners whose contributions include the necessary cash. In view of low borrowing interest rates, the Company is actively pursuing additional credit facilities with financial institutions as a means to obtain new funding. The Company's management estimates that it currently has the funding facilities in place to operate for at least twelve months.

As shown in the accompanying financial statements, the Company incurred a net loss of $7,417,687 for the year ended June 30, 2005 as compared to a net loss of $998,531 for the same period in 2004. Additionally, the Company's current liabilities exceeded its current assets by $1,461,696 at June 30, 2005.

The Company has historically financed operations from the sale of its Common Stock and the conversion of Common Stock warrants. At June 30, 2005, the Company had cash on hand of $12,669 as compared cash on hand of $15,600 at June 30, 2004.

Net cash used in operating activities for the year ended June 30, 2005 was $1,418,456, primarily attributable to the increases in accounts payable and accrued expenses of $424,494, increase in payroll taxes payable of $14,517, increase in accounts receivable of $286,542, increase in deposits of $101,162, and an increase in deferred revenue of $61,963.

Net cash used in investing activities for the year ended June 30, 2005 was $428,389, primarily due to the acquisition of equipment of $175,764 and cash used for security bond of $250,000.

Net cash provided by financing activities for the year ended June 30, 2005 was $1,843,914. The increase was primarily attributable to proceeds from issuance of debentures of $300,000, issuance of convertible notes of $200,000, issuance of convertible bonds of $250,000, issuance of common stock from warrant exercise of $1,003,468, prepayments of warrants to be issued for note conversion of $295,000, payments for the leases of $48,260, proceeds from factor net of payments of $93,706 and payments of note payable of $250,000.

As a result of the above activities, the Company experienced a net decrease in cash and cash equivalents of $2,931 for the year ended June 30, 2005 as compared to a net decrease in cash and cash equivalents of $5,562 as of June 30, 2004. The ability of the Company to continue as a going concern is still dependent on its success in obtaining additional financing from institutional investors or by selling its common shares and fulfilling its plan.

Subsequent Events

On July 14, 2005, the Company sold 1,750,000 common shares of Endexx Corporation (formerly known as PanaMed Corporation) to an accredited investor in a private placement for a cash consideration of $89,400. On June 30, 2004, the Company had impaired its investment in PanaMed and recognized an impairment loss of $28,778.

On July 15, 2005, the Company entered into an exclusive sales and marketing agreement with a third party whereby the third party for an engagement fee, agreed to market the Company's products and services to the third party's contacts in the mortgage lending industry. As part of the consideration of the agreement, the Company signed a promissory note for $36,478 to settle its disputed fees.

On August 30, 2005, the Company sold 2,000,000 restricted common shares to an accredited investor in a private placement, and raised $80,000 in cash.

In September 2005, the Company sold 544,158 common shares of its investment in Langley Park Investments, PLC for a cash consideration of $147,017.

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

The report of Heard McElroy on the Company's financial statements for the year ended June 30, 2003 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except for the fact that Heard McElroy, in its report for that fiscal year, had included an opinion that, due to the Company's lack of revenue producing assets and history of losses, there was doubt about the Company's ability to continue as a going concern.

During the Company's fiscal year ended June 30, 2003, there were no disagreements with Heard McElroy on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Heard McElroy satisfaction, would have caused Heard McElroy to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for the year, except for the fact that Heard McElroy, in its report for that fiscal year, has included an opinion that, due to the Company's lack of revenue producing assets and history of losses, there is doubt about the Company's ability to continue as a going concern.

During the Company's most recent fiscal year, there were no disagreements with Kabani & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to Kabani's satisfaction, would have caused Kabani to make reference to the subject matter of the disagreement in connection with its reports on the financial statements for the year, except for the fact that Kabani, in its report for the past fiscal year, has included an opinion that, due to the Company's lack of revenue producing assets and history of losses, there is doubt about the Company's ability to continue as a going concern.

During the Company's two most recent fiscal years and through June 30, 2005, there have been no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company has provided Heard McElroy with a copy of this Item 4 disclosure and has requested that Heard McElroy review such disclosures and provide a letter addressed to the Securities and Exchange Commission as specified by Item 304(a)(3) of Regulation S-K. Such letter is filed as Exhibit 16.1 to the Company's Current Report on Form 8K filed April 7, 2004.

During the fiscal year ended June 30, 2003, and the subsequent interim period up to March 8, 2004, the Company did not consult with Kabani regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the registrant's financial statements, and either a written report was provided to the registrant or oral advice was provided that the new accountant concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting; or (ii) any matter that was either the subject of a disagreement or a reportable event, as described in Item 304(a)(1)(iv) and (a)(1)(v) of Regulation S-K.


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


ITEM 9 DIRECTORS,  EXECUTIVE  OFFICERS,  AND CONTROL  PERSONS;  COMPLIANCE  WITH
SECTION 16(a) OF THE EXCHANGE ACT

9.1  Board of Directors and Executive Officers

The Company's board of directors consists of two members. Directors are elected at the Annual Meeting of Shareholders and serve until their successors have been elected and qualified. Officers are appointed by and serve at the discretion of the Board of Directors.

The following is a summary description of the current directors, executive officers and significant employees:

Robert Steele, Age 39, Chief Executive Officer and Director
-----------------------------------------------------------

Robert Steele has been the Company's Chief Executive Officer, President, and Chairman of the Board of Directors since January 30, 2003. In 1999, Mr Steele founded iBrite, a wireless information software company in Reston, VA, and from May 1999 through June 2001 served as its Chief Executive Office. The company established contractual partnerships with AOL and Global Knowledge. For nine years, from 1988 through 1998, Mr. Steele served as Corporate Vice President & Chief Technology Officer for CADD Microsystems, Inc. (CMI), currently the leading provider of Autodesk Computer Aided Design software, consulting, training and integration services in the Washington, DC Metropolitan Area. During his time at CMI, the company grew from $50,000 in annual sales to more than $3,000,000. Mr. Steele sold and supervised significant systems integration contracts with clients such as Lucent Technologies, Long Airdox Mining (Division of the Fortune 500 Marmon Group), ABB, GSA (General Services Administration), FAA (Federal Aviation Administration) and NRO (National Reconnaissance Office). Mr. Steele received a Bachelor of Science in Electronic and Computer Engineering from George Mason University in 1988.

Andrew Haag, Age 38, Chief Financial Officer and Director
---------------------------------------------------------

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

9.2      Compensation of Directors

All of the Company's directors are full time employees of Quintek. Because we have no independent directors, we pay no compensation to any directors for their service on the board over and above their employment compensation. There are no family relationships among the directors or executive officers.

9.3      Management Committees

The Company has not established compensation or executive committees. Currently, our entire board of directors serves as our audit committee. Because of the small size of the Company and the risk attendant to a small public company, the Company is currently unable to attract an audit committee financial expert to our Board of Directors.

9.4      Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires the directors, executive officers and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of the Company's common stock are required by Securities and Exchange Commission regulations to furnish to the Company copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, the Company believes that during our 2005 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all
Section 16(a) filing requirements.

9.5      Code of Ethics

On June 10, 2003, the Company's board of directors adopted a code of ethics, a copy of which was filed as an exhibit to our report on Form 10-KSB for fiscal year 2003, that applies to our principal executive and financial officers. The Company intends to file amendments, changes or waivers to the code of ethics as required by SEC rules.


ITEM 10 EXECUTIVE COMPENSATION

The following table summarizes the annual compensation of the Company's past and current President for the three years ended June 30, 2005.

                           ----------------- Annual Compensation ---------------        ---- Long Term Compensation ---

                                                                                        Securities
                                            Other Annual           Restricted           Underlying         All Other
Name                        Year        Salary  Compensation (3)   Stock Awards           Options         Compensation
----                        ----        ------------------------   ------------         -----------      -------------

Robert Steele
Chairman & CEO             FY2005       $  85,500      $  15,438   1,000,000        4,267,276 options             --
Chairman & CEO             FY2004       $  72,000           --          --               --                       --
President                  FY2003       $30,000 (1)    $   2,500        --               --                       --

Andrew Haag
CFO                        FY2005       $  85,500      $  15,433   1,000,000        4,267,276 options             --
                           FY2004       $  72,000           --          --               --                       --
                           FY2003       $  30,000(5)        --          --               --                       --

Robert Brownell
President                  FY2005       $ 119,000(4)        --       250,000        611,062 options               --
                           FY2004       $  37,500(2)        --          --               --                       --


Notes:

1) Represents compensation received by Steele while serving as our President and CEO from 2/1/03 to 6/30/03 2) Represents compensation received by Brownell while serving as our President from 3/12/04 to 6/30/04
3) These amounts represent the Company's payments to provide an automobile and health insurance for Mr. Steele and Mr. Haag.
4) Mr. Brownell resigned on March 31, 2005.
5) Represents compensation received by Mr. Haag while serving as our CFO from 2/1/03 to 6/30/03.

Quintek did not grant any stock options or stock appreciation rights or Long-Term Incentive Plan Awards to its officers or employees, in the fiscal years ended June 30, 2004 or June 30, 2003.


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the ownership of our common stock, as of June 30, 2005 by our directors and significant shareholders. On June 30, 2005, 200,000,000 shares of our stock were authorized and 101,739,983 shares of our common stock were outstanding. This information was given to us by the transfer agent and the numbers are based on definitions found in Rules 13d-3 and 13d-5 under the Securities Exchange Act of 1934.

Shareholder                                             Title                     Shares                %
-----------                                             -----                     ------              ----
Officers, Directors and Key Employees
Robert Steele, CEO and Chairman (1) (2)                 CEO & Chairman            5,667,276           5.6%
Andrew Haag (2) (5)                                     CFO, Director             5,183,803           5.1%
Kurt Kunz (7)                                           Founder/VP Engineering    3,806,111           3.7%
Key Investors
Zubair Kazi(9)                                          Investor                  9,720,536           9.6%
Institutional Ownership
Langley Park Investments PLC(10)                        Investor                  14,000,000          13.7%
Golden Gate Investors (8)                               Investor                  2,856,049           2.8%
All directors and officers as a group (3 persons)

(1) Includes 2,275,297 options to purchase stock at $0.03 until September 8, 2009 and 1,991,979 options to purchase Common Stock at $0.03 per share until February 8, 2010.
(2) Includes 1,000,000 Series A Preferred Stock convertible into Common Stock on a 1 for 1 basis
(5) Includes 1,991,979 options to purchase Common Stock at $0.03 per shares until February 8, 2010.
(7) Includes options to purchase 142,857 shares of Common Stock at $0.13 and 1,100,000 shares of Common Stock at $0.175.
(8) Includes 2,670,000 options to purchase Common Stock at $1.00 per share until August 2, 2007.
(9) Include an option to purchase 1,500,000 shares of Common Stock at $0.423. Mr. Kazi does not have the right to convert any portion of the Warrants that would cause him to be deemed the beneficial owner of more than ten percent (9.9%) of the outstanding shares of Common Stock of the Company.
(10) As of June 30, 2005, Langley Park Investment's 14,000,000 shares of Quintek Common Stock were issued and held in escrow until fulfillment of conditions by Langley Park Investment pursuant to its July29, 2004 agreement with Quintek .

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 11, 2004, the Company sold a one year $20,000 convertible promissory note bearing ten (10%) percent annual interest to an accredited investor. On

August 30, the note converted into 200,000 shares of common stock at $0.10. Additionally, the investor was granted, for each share converted pursuant to the note, one warrant to purchase a share of common stock at $0.15 expiring July 11, 2007.

On December 22, 2004, the Company issued 1,967,824 shares of common stock to Andrew Haag, an officer and director of Quintek, pursuant to an exercise of a warrant on a cashless basis.


ITEM 13 EXHIBITS


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

10.8*****Consulting Agreement between Quintek Technologies, Inc. and Gary Litt dated February 3, 2003 (previously filed as Exhibit 10.4). Employment Agreement between Quintek Technologies, Inc. and Robert Steele dated January 10.9# 31, 2003

10.10# Employment Agreement between Quintek Technologies, Inc. and Andrew Haag dated January 31, 2003

10.11## Employment Agreement between Quintek Technologies, Inc. and Robert Brownell dated March 12, 2004

10.12## Note Purchase Agreement between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated November 26, 2003.

10.13##  Convertible  Note  I  between  Quintek  Technologies,   Inc.  and  Kazi
         Management V.I. LLC dated November 26, 2003.

10.14## Convertible Note II between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated February 8, 2004.

10.15## Convertible Note III between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated March 13, 2004.

10.16## Convertible Note IV between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated April 26, 2004.

10.17##  Convertible  Note  V  between  Quintek  Technologies,   Inc.  and  Kazi
         Management V.I. LLC dated June 7, 2004.

10.18## Loan and Security Agreement between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated November 26, 2003.

10.19## Warrant to Purchase Common Stock of Quintek Technologies, Inc. issued to Kazi Management V.I., Inc. dated November 26, 2003.

10.20## Registration Rights Agreement between Quintek Technologies, Inc. and Kazi Management V.I. LLC dated November 26, 2003.

10.21## Stock Purchase Agreement between Quintek Technologies, Inc. Langley Park Investments PLC dated July 7, 2004

10.22## Securities Purchase Agreement between Quintek Technologies, Inc. and Golden Gate Investors, Inc. dated August 2, 2004
         (10.22a) $300,000 5 3/4 % CONVERTIBLE DEBENTURE dated August 2,2004 (10.22b) Letter regarding "Registration Statement Legal and Accounting Fees" to Golden Gate Investors, Inc. dated August 2, 2004. (10.22c) Letter regarding "Warrant Prepayment" to Golden Gate Investors, Inc. dated August 2, 2004. (10.22d) Registration Rights Agreement dated as of August 2,, 2004 between Quintek Technologies, Inc., and Golden Gate Investors, Inc. (10.22e) Warrant To Purchase 3,000,000 shares of Common Stock of Quintek Technologies, Inc. dated August 2, 2004.

10.23### Agreement with GMAC Mortgage  Corporation  dated July 16, 2004. Form 8K dated 11-03-04 incorporated by reference. (10.23a) Agreement with Nalco dated November 17, 2004. Form 8K dated 11-17-04 incorporated by reference. (10.23b) Agreement with FedEx Kinko's Office and Print
         Services, Inc. dated January 20, 2005. Form 8K dated 1-24-05 incorporated by reference. (10.23c) Departure of principal officers on March 31, 2005. Form 8K dated 4-1-05 incorporated by reference.

20.1#    Code of Ethical Conduct adopted June 10, 2003

20.2#    Audit Committee Charter adopted June 11, 2003

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

33.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Executive Officer of Quintek Technologies, Inc.

33.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of the Chief Financial Officer of Quintek Technologies, Inc.


# Incorporated by reference to Exhibit 2.1 to the Form 8-K dated February 24, 2000.
* Incorporated by reference to Form 10-KSB for the fiscal year ended June 30, 2000.
** Incorporated by reference to Form 10-QSB for quarter ended Dec.31, 2002.
*** Incorporated by reference to Registration Statement on Form S-8 filed March 11, 2003.
**** Incorporated by reference to Form 8-K filed July 14, 2003.
***** Incorporated by reference to Registration Statement on Form S-8 filed August 18, 2003.
#  Incorporated  by  reference to Form 10-KSB for the fiscal year ended June 30,
2003
##  Incorporated  by  reference  to Form  10-K/A for the fiscal  year ended June
30,2004
### Incorporated by reference to Form 10-KSB for the fiscal year ended June 30, 2005.


ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the Company's annual consolidated financial statements for fiscal 2005 and 2004 and reviews of the consolidated financial statements included in the Company's Forms 10-QSB were $20,000 for 2004 and $41,000 for 2005.

Audit-Related Fees

For fiscal 2005 and 2004, the Company's auditors did not bill any fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

Tax Fees

No fees were billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2005 and 2004, respectively.

All Other Fees

No fees were billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting, in fiscal 2005 and 2004.

Audit Committee

The audit committee meets prior to filing of any Form 10-QSB or 10-KSB to approve those filings. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work. Approximately 100% of all fees paid to our independent auditors for fiscal 2005 are pre-approved by the audit committee.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.





Date:  October 12, 2005           QUINTEK TECHNOLOGIES, INC.


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





Date:  October 12, 2005           /s/ Robert Steele
                                  ---------------------------------------
                                  Robert Steele, Chief Executive Officer
                                  and Director


Date:  October 12, 2005           /s/ Andrew Haag
                                  ---------------------------------------
                                  Andrew Haag, Chief Financial Officer
                                  and Director

                   QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARY




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders and Board of Directors
Quintek Technologies, Inc

We have audited the accompanying consolidated balance sheet of Quintek Technologies, Inc. and subsidiary (a California Corporation) as of June 30, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended and the related statements of operations, stockholders' deficit and cash flow for the year ended June 30, 2004 of Quintek Technologies, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quintek Technologies, Inc. and subsidiary as of June 30, 2005 and the results of its operations and its cash flows for the years ended June 30, 2005 and the results of operations and cash flows of Quintek Technologies, Inc. for the year ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company's significant operating losses and insufficient capital raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KABANI & COMPANY, INC.
---------------------------------
Los Angeles, California
September 30, 2005

                                      QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARY
                                                    BALANCE SHEET
                                                    June 30, 2005

                                                       ASSETS

                Current assets:
  Cash and cash equivalents                                                   $     12,669
  Restricted Cash                                                                  252,625
  Accounts receivable, net of allowance
   for doubtful accounts of $7,929                                                 315,278
  Investment in marketable securities                                              120,238
  Prepaid expenses                                                                   5,562
                                                                              ------------
         Total current assets                                                      706,372

Property and equipment, net                                                        585,431

Other assets:
  Deposits                                                                         109,578
  Other assets                                                                         883
                                                                              ------------
                                                                                   110,461
                                                                              ------------
Total assets                                                                  $  1,402,264
                                                                              ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                       $    863,320
  Factoring payable                                                                136,936
  Payroll and payroll taxes payable                                                201,655
  Payroll taxes assumed in merger                                                   96,661
  Advances from lenders                                                            295,000
  Current portion of long-term debt                                                241,094
  Convertible bonds                                                                 62,495
  Convertible debentures                                                           137,504
  Convertible notes                                                                 91,750
  Deferred revenue                                                                  25,077
  Dividend payable                                                                  16,575
                                                                              ------------
        Total current liabilities                                                2,168,067

Long-term debt                                                                     128,162

Commitments and contingencies                                                         --

Stockholders' deficit:
  Preferred stock, convertible, no par value, 50,000,000 shares authorized,
  3,436,750 shares issued and outstanding                                     $    752,005
  Common stock, $0.01 par value, 200,000,000 shares authorized,
  98,480,532 shares issued and outstanding                                         984,805
  Additional paid-in capital                                                    27,994,614
  Shares to be issued                                                                8,000
  Unamortized consulting fees                                                       (3,120)
  Unrealized loss on marketable securities                                          (8,374)
  Investments held in escrow                                                      (126,567)
  Accumulated deficit                                                          (30,495,328)
                                                                              ------------
        Total stockholders' deficit                                               (893,965)
                                                                              ------------
        Total liabilities and stockholders' deficit                           $  1,402,264
                                                                              ============

   The accompanying notes are an integral part of these financial statements.


                 QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              For the year ended June 30,
                                                                                  2005           2004
                                                                             ------------    ------------

   Net revenue                                                               $  1,547,923    $    298,653

   Cost of revenue                                                              1,070,001         184,964
                                                                             ------------    ------------
   Gross margin                                                                   477,922         113,689

   Operating expenses:
     Selling, general and administrative                                        2,200,475         960,209
     Inventory write off                                                             --            35,259
     Impairment - Investment                                                         --            28,778
     Permanent decline on value of marketable securities                        2,338,321            --
     Stock-based compensation                                                   1,443,517          59,000
                                                                             ------------    ------------
   Total operating expenses                                                     5,982,314       1,083,246
                                                                             ------------    ------------
   Loss from operations                                                        (5,504,392)       (969,557)

   Non-operating income (expense):
     Investment Income                                                               --                16
     Other income                                                                   6,961             157
     Decrease in the allowance for former officers receivables                    104,051            --
     Beneficial conversion feature                                               (317,021)           --
     Loss on conversion of debt                                                  (594,892)           --
     Interest Income                                                               11,109          11,136
     Interest expense                                                          (1,122,703)        (39,483)
                                                                             ------------    ------------
   Total non-operating income (expense)                                        (1,912,495)        (28,174)

                                                                             ------------    ------------
   Loss before provision for income taxes                                      (7,416,887)       (997,731)

   Provision for income taxes                                                         800             800
                                                                             ------------    ------------
   Net loss                                                                    (7,417,687)       (998,531)

   Dividend requirement for preferred stock                                        16,575            --
                                                                             ------------    ------------
   Net loss applicable to common shareholders                                  (7,434,262)       (998,531)

                                                                             ------------    ------------
   Comprehensive loss                                                        $ (7,434,262)   $   (998,531)
                                                                             ============    ============

   Basic and diluted net loss per share                                      $      (0.10)   $      (0.02)

   Basic and diluted net loss per share for dividend
     for preferred stock                                                     $       0.00    $       0.00

   Basic and diluted net loss per share applicable to                                --              --
     common shareholders                                                     $      (0.10)   $      (0.02)
                                                                             ============    ============

   Basic and diluted weighted average
      shares outstanding                                                       77,455,774      48,164,549
                                                                             ============    ============

The accompanying notes are an integral part of these financial statements

                    QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                                                                       Twelve months periods ended
                                                                                June 30,
                                                                          2005            2004
                                                                       -----------    -----------
        OPERATING ACTIVITIES
   Net loss                                                            $(7,417,687)   $  (998,531)
   Adjustments to reconcile net loss to net cash used in operations:
       Depreciation and amortization                                       130,666         50,730
       Impairment of investment                                               --           28,778
       Inventory write-off                                                  (6,758)        35,259
       Issuance of shares for consulting services                          918,129         15,000
       Issuance of stock for interest payment                                 --           17,222
       Loss on conversion of debt                                          594,892           --
       Shares to be issued for compensation                                  8,000         40,000
       Permanent decline on value of marketable securities               2,338,321           --
       Beneficial conversion feature expense                               317,021           --
       Stock options granted                                             1,636,652          4,000
       Warrants granted to consultant                                         --            5,774
       Commission paid out of investments                                   66,500           --
       Changes in current assets and liabilities:
          (Increase) decrease in accounts receivable                      (286,542)        44,382
          (Increase) decrease in inventory                                   6,758        (30,888)
          Decrease in other current assets                                       6          3,593
          (Increase) decrease in prepaid expenses                             (300)         3,353
          (Increase) in deposits                                          (101,162)        (6,021)
          (Increase) in investments                                           --              (16)
          Increase in accounts payable                                     424,494        119,040
          Increase in payroll taxes payables                                14,517         51,023
          (Decrease} in payroll taxes assumed in merger                       --          (26,611)
          Increase (decrease) in deferred revenue                          (61,963)        46,006
          Increase in liabilities in process of conversion to stock           --            1,960
                                                                       -----------    -----------
   Net cash used in operating activities                                (1,418,456)      (595,947)
                                                                       -----------    -----------

INVESTING ACTIVITIES
   Acquisition of equipment                                               (175,764)          --
   Increase in cash invested                                              (252,625)          --
                                                                       -----------    -----------
   Net cash used in investing activities                                  (428,389)          --
                                                                       -----------    -----------

FINANCING ACTIVITIES
   Payments on factoring payable                                          (135,586)      (131,885)
   Proceeds from factor                                                    229,292         28,225
   Proceeds on loans from stockholders                                        --          211,756
   Payments on leases                                                      (48,260)          --
   Proceeds from issuance of debentures                                    300,000           --
   Proceeds from convertible bonds                                         250,000           --
   Proceeds from convertible notes                                         200,000        500,000
   Prepayments for warrants to be issued for note conversion               295,000           --
   Proceeds from issuance of common stock and warrants                   1,003,468           --
   Payment of notes payable                                               (250,000)       (17,711)
                                                                       -----------    -----------
Net cash provided by financing activities                                1,843,914        590,385
                                                                       -----------    -----------

Net decrease in cash and cash equivalents                                   (2,931)        (5,562)
Cash and cash equivalents, beginning balance                                15,600         21,162
                                                                       -----------    -----------
Cash and cash equivalents, ending balance                              $    12,669    $    15,600
                                                                       ===========    ===========

   The accompanying notes are an integral part of these financial statements.



                    QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARY
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                          (Split table - Part 1 of 3)

                                                                      Preferred Stock                  Common Stock
                                                                ----------------------------    ---------------------------

                                                                  Number of                      Number of
                                                                   Shares         Amount          shares          Amount
                                                                ------------    ------------    ------------   ------------

           Balance at June 30, 2003                                     --      $       --        46,762,008   $    467,620

           Issuance of shares for services                              --              --           200,000          2,000

           Issuance of shares for conversion of bond                    --              --         1,773,695         17,737

           Issuance of shares for debt settlement                       --              --            14,291            143

           Shares to be issued for compensation                         --              --              --             --

           Common stock options granted                                 --              --              --             --

           Issuance of stock warrants                                   --              --              --             --

           Net loss for the year ended June 30, 2004                    --              --              --             --
                                                                ------------    ------------    ------------   ------------

           Balance at June 30, 2004                                     --      $       --        48,749,994   $    487,500
                                                                ============    ============    ============   ============

           Issuance of shares for cash                                  --              --         2,750,000         27,500

           Issuance of shares for debt settlement                  1,027,602         280,262      12,132,736        121,327

           Conversion of preferred stocks                         (1,345,184)       (696,315)      3,624,320         36,243

           Issuance of shares for services                         2,342,000         367,400       3,894,560         38,946

           Issuance of shares for conversion of bond               1,372,332         760,658       7,426,098         74,261

           Issuance of shares for purchase of investment                --              --        14,000,000        140,000

           Shares to be issued for services                             --              --              --             --

           Shares issued for Services                                40,000           40,000            --             --

           Common stock options granted                                 --              --              --             --

           Issuance of shares upon exercise of warrants                 --              --         5,902,824         59,028

           Amortization of warrants granted                             --              --              --             --

           Investment held in escrow                                    --              --              --             --

           Unrealized loss on investment                                --              --              --             --

           Beneficial conversion feature                                --              --              --             --

           Preferred Dividends                                          --              --              --             --

           Net loss for the year ended June 30, 2005                    --              --              --             --
                                                                ------------    ------------    ------------   ------------

           Balance at June 30, 2005                                3,436,750    $    752,005      98,480,532   $    984,805
                                                                ============    ============    ============   ============


                                                                                                       (continued)

The accompanying notes are an integral part of these financial statements

                                      -28A-


                    QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARY
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                          (Split table - Part 2 of 3)

                                                                 Additional                    Unamortized
                                                                  paid in       Shares to       consulting     Investment
                                                                  capital       be issued          fees         in escrow
                                                                ------------   ------------    ------------    ------------

           Balance at June 30, 2003                             $ 20,326,780   $       --      $       --      $       --

           Issuance of shares for services                            13,000           --              --              --

           Issuance of shares for conversion of bond                  88,685           --              --              --

           Issuance of shares for debt settlement                      1,643           --              --              --

           Shares to be issued for compensation                         --           40,000            --              --

           Common stock options granted                                4,000           --              --              --

           Issuance of stock warrants                                 41,572           --           (35,798)           --

           Net loss for the year ended June 30, 2004                    --             --              --              --
                                                                ------------   ------------    ------------    ------------

           Balance at June 30, 2004                             $ 20,475,680   $     40,000    $    (35,798)   $       --
                                                                ============   ============    ============    ============

           Issuance of shares for cash                               196,000           --              --              --

           Issuance of shares for debt settlement                    578,679           --              --              --

           Conversion of preferred stocks                            660,072           --              --              --

           Issuance of shares for services                           510,730           --              --              --

           Issuance of shares for conversion of bond                 225,240           --              --              --

           Issuance of shares for purchase of investment           2,520,000           --              --              --

           Shares to be issued for services                             --            8,000            --              --

           Shares issued for Services                                   --          (40,000)           --              --

           Common stock options granted                            1,676,375           --              --              --

           Issuance of stock warrants (exercise of warrants)         720,940           --              --              --

           Amortization of warrants granted                            2,950           --            32,678            --

           Investment held in escrow                                    --             --              --          (126,567)

           Unrealized loss on investment                                --             --              --              --

           Beneficial conversion feature                             427,948           --              --              --

           Preferred Dividends                                          --             --              --              --

           Net loss for the year ended June 30, 2005                    --             --              --              --
                                                                ------------   ------------    ------------    ------------

           Balance at June 30, 2005                             $ 27,994,614   $      8,000    $     (3,120)   $   (126,567)
                                                                ============   ============    ============    ============

                                                                                                       (continued)

The accompanying notes are an integral part of these financial statements

                                     -28B-


                    QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARY
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004
                          (Split table - Part 3 of 3)

                                                                                    Other            Total
                                                                 Accumulated     Comprehensive   Stockholder's
                                                                   Deficit          Income          Deficit
                                                                 ------------    ------------    ------------

           Balance at June 30, 2003                              $(22,062,534)   $       --      $ (1,268,134)

           Issuance of shares for services                               --              --            15,000

           Issuance of shares for conversion of bond                     --              --           106,422

           Issuance of shares for debt settlement                        --              --             1,786

           Shares to be issued for compensation                          --              --            40,000

           Common stock options granted                                  --              --             4,000

           Issuance of stock warrants                                    --              --             5,774

           Net loss for the year ended June 30, 2004                 (998,531)           --          (998,531)
                                                                 ------------    ------------    ------------

           Balance at June 30, 2004                              $(23,061,065)   $       --      $ (2,093,683)
                                                                 ============    ============    ============

           Issuance of shares for cash                                   --              --           223,500

           Issuance of shares for debt settlement                        --              --           980,268

           Conversion of preferred stocks                                --              --              --

           Issuance of shares for services                               --              --           917,077

           Issuance of shares for conversion of bond                     --              --         1,060,159

           Issuance of shares for purchase of investment                 --              --         2,660,000

           Shares to be issued for services                              --              --             8,000

           Shares issued for Services                                    --              --              --

           Common stock options granted                                  --              --         1,676,375

           Issuance of stock warrants (exercise of warrants)             --              --           779,968

           Amortization of warrants granted                              --              --            35,628

           Investment held in escrow                                     --              --          (126,567)

           Unrealized loss on investment                                 --            (8,374)         (8,374)

           Beneficial conversion feature                                 --              --           427,948

           Preferred Dividends                                        (16,576)           --           (16,576)

           Net loss for the year ended June 30, 2005               (7,417,687)           --        (7,417,687)
                                                                 ------------    ------------    ------------

           Balance at June 30, 2005                              $(30,495,328)   $     (8,374)   $   (893,965)
                                                                 ============    ============    ============

                                                                                                       (concluded)


The accompanying notes are an integral part of these financial statements

                    QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

On May 5, 2005, the Company formed Sapphire Consulting Services to focus its efforts on the Supply Chain Services market. Sapphire provides back office services and solutions to improve efficiencies within organizations. The Company accomplishes this through out-sourcing/in-sourcing services, consulting services and solution sales.

Quintek provides business process outsourcing services to Fortune 500, Russell 2000 companies and public sector organizations. The Company's business process includes outsourcing services range from consulting, digitizing, indexing, and uploading of source documents through simple customer-specific, rules-based decision making. The Company sells hardware, software and services for printing large-format drawings such as blueprints and computer-aided design (CAD) files directly to the microfilm format off aperture cards. The Company is the only manufacturer of a patented, chemical-free desktop microfilm printer for aperture cards.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

Principles of Consolidation

The consolidated financial statements include the accounts of Quintek Technologies, Inc. and its wholly owned subsidiary, Sapphire Consulting Services. The results of operations of Sapphire are included in the consolidated financial statements from its formation date. All intercompany balances and transactions are eliminated on consolidation.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $7,929 as at June 30, 2005.

Inventories

Inventories are valued at the lower of cost (determined on FIFO, first-in, first-out) or market. The Management compares the cost of inventories with the market value and allowance is made for writing down the inventories to there market value, if lower.

Equity Method of Accounting for Investments

Investments in companies in which the Company has a 20% to 50% interest or has significant influence over the operating and financial policies of the investee, are carried at cost, adjusted for the Company's proportionate share of undistributed earnings or losses.

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

Intangible Assets

Intangible assets consist of patents and purchased proprietary processes and are being amortized using straight-line method over their remaining useful lives of four years. The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate that the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible assets, other long-lived assets and, goodwill is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Potential impairment of goodwill after July 1, 2002 is being evaluated in accordance with SFAS No. 142. The SFAS No. 142 is applicable to the financial statements of the Company beginning July 1, 2002.

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

Accounts Payable & Accrued Expenses

Accounts payable and accrued expenses consist of the following:

            Accounts payable                            $   507,405
            Accrued interest                                190,177
            Accrued legal fees                               38,250
            Accrued payroll                                  17,059
            Settlement payables                              24,827
            Other accrued expenses                           85,602
                                                            --------
                                                        $   863,320
                                                            =======

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

Research and Development

Expenditures for software development costs and research are expensed as incurred. The amounts charged to operations for the years ended June 30, 2005 and 2004 were $886 and $5,026, respectively.

Income Taxes

Deferred taxes are provided for on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. For the year ended June 30, 2005, such differences were insignificant.

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

The Company's board of directors authorized a stock option plan which included certain stock incentive awards. The plan was approved by the shareholders as of June 30, 2004. Additionally, the Company's board of directors authorized a stock bonus plan as of December 7, 2004.

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

Issuance of Shares for Services

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

Recent Pronouncements

In November 2004, the FASB has issued FASB Statement No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4" ("FAS No. 151"). The amendments made by FAS No. 151 are intended to improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.

The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The provisions of FAS No. 151 will be applied prospectively. The Company does not expect the adoption of FAS No. 151 to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company believes that the adoption of this standard will have no material impact on its financial statements.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." This statement applies to all voluntary changes in accounting principle and requires retrospective application to prior periods' financial statements of changes in accounting principle, unless this would be impracticable. This statement also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are evaluating the effect the adoption of this interpretation will have on its financial position, cash flows and results of operations.

3. RESTRICTED CASH

The Company entered into a consulting agreement with General Motors Acceptance Corporation under which it is required to provide at its own cost a performance bond. Such bond shall be solely for the protection of its client GMAC. The initial bond was drafted in the amount of $250,000 and will cover a period of twelve (12) months starting October 1, 2004.

The Company opened a certificate of deposit for one year for $250,000. The Company has accrued interest income of $2,625 through June 30, 2005. The Company has recorded $252,625 as restricted cash in the accompanying balance sheet as of June 30, 2005.

4. INVENTORIES

Inventory consists of parts and supplies. The Company has recorded an allowance of obsolesce amounting $323,612 as on June 30, 2005. As a result, 100% of inventory totaling $323,612 was reserved for obsolescence.

5. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2005, consists of the following:

             Computer and office equipment             $  781,013
             Other depreciable assets                     102,881
             Furniture and fixture                         40,653
                                                       ----------
                                                          924,547
             Accumulated depreciation                    (339,116)
                                                       ----------
                                                       $  585,431
                                                       ==========

6. INTANGIBLE ASSETS

Intangible assets at June 30, 2005 were as follows:

             Patents and proprietary processes         $  136,067
             Accumulated amortization                    (136,067)
                                                       ----------
                                                       $     --
                                                       ==========

7. EMPLOYEE RECEIVABLES

             Notes receivable from former officers, unsecured,
             due on June 30, 2019, interest at 4% per anum          $ 262,254

             Interest receivable in connection with the above
             employee receivables                                      26,903
                                                                    ----------
                                                                      289,157
             Valuation allowance                                     (289,157)
                                                                    ---------
                                                                    $    --
                                                                    =========

8. NOTE PAYABLE

On October 19, 2004, the Company executed a note payable to a third party for $250,000. The term of the note was for a period of six months bearing an annual interest at 5-3/4%. The Company granted 5,000,000 warrants to a third party upon exercising their rights to advance $250,000 to the Company. The Company recorded $589,602 as expense for the cost of the issuance of such warrants during the period ended June 30, 2005. The Company made payments of $50,000 in cash and allowed the third party to exercise 2,000,000 of the 5,000,000 warrants at $0.10 per share to payoff the remaining principal amount of the note payable during the period ended June 30, 2005.

9. FACTORING PAYABLE

The Company entered into an agreement with a factoring company ("the Factor") to factor purchase orders with recourse. The Factor funds 97% or 90% based upon the status of the purchase order. The Factor agreed to purchase up to $4,800,000 of qualified purchase orders over the term of the agreement; however, the Factor does not have to purchase more than $200,000 in any given month. The term of the agreement term was from June 2, 2003 to June 2, 2005. The Company agreed to pay a late fee of 3% for payments not made within 30 days and 5% for those not made in 60 days. At the option of the Factor, the late fees may be paid with Company stock. If paid by Company stock, the stock bid price will be discounted 50% in computing the shares to be issued in payment of the late fee.

The Company issued the Factor 1,500,000 warrants purchasing the Company's stock as a fee for the factoring agreement. Pursuant to the terms of agreement, the stock issued under the warrants can be purchased at the average closing price of the Company's stock for the 90 days prior to the factoring agreement.

The Company has also agreed to issue the Factor bonus warrants. The Factor will receive two (2) bonus warrants for each dollar of purchase orders purchased. The bonus warrants will be exercisable at the average closing price of the Company's common stock for the 90 days prior to the purchase order transactions they represent or a 50% discount to the closing price of the Company's stock at the time exercised at the option of the Factor. Both warrants are for a five year period. No bonus warrants were issued to the Factor as of June 30, 2005.

At June 30, 2005, the Company had a factoring payable balance of $136,936.

10. PAYROLL TAXES-ASSUMED IN MERGER

The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance was $96,661 at June 30, 2005. The Company is delinquent on payments of these payroll tax liabilities.

11. LONG TERM DEBT

            Lease payable, interest at 7.9% to 20%, due various dates           $ 405,704
            in 2005 to 2007
            Note payable, DFS, interest at 15.99%, due various dates                1,146
            in 2005 and 2006
            Notes payable - AP conversion, interest at 8%, due 2006                32,785
            Notes payable - vendor, monthly installments $404, due July 2005        2,022
                                                                                ---------
                                                                                  441,657
            Less current portion                                                 (241,094)
                                                                                ---------
                                                                                  200,563

            Less Unamortized discount                                             (72,401)
                                                                                ---------
                                                                                  128,162
                                                                                =========

The company issued warrants 744,000 to the leasing company and the value of the warrants was calculated using the Black-Schole with the following assumptions: discount rate of 3.4%, volatility of 100% and expected term of three year. The value of the warrants is $96,367 and it is amortized over the periods of the leases, the company had amortized $23,966 of this value as an interest.


            The future maturity of the long term debt is as follows:

                              2006                            $ 241,094
                              2007                              174,845
                              2008                               25,718
                                                             ----------
                                               Total         $  441,657
                                                             ==========

12. ADVANCES FROM LENDER

On August 2, 2004 the Company signed a convertible debenture agreement with an accredited investor whereby the Company received an advance of $730,000 for prepayment of warrants to be exercised. The agreement expires on August 2, 2006. During the twelve month period ended June 30, 2005, the accredited investor exercised $435,000 of warrants into common shares. The remaining $295,000 is recorded as advances from lender in the accompanying financial statements as of June 30, 2005.

13. CONVERTIBLE BONDS

         Bonds payable with interest at 9%, due on October 2001
         convertible to shares of common stock in increments
         of $1,000 or more                                           $  21,354

         Bonds payable with interest at 12%, due July 2001,
         convertible to shares of common stock in increments
         of $500 or more.                                               41,141
                                                                     ---------
                                                                     $  62,495
                                                                     =========


Certain of the outstanding convertible bonds have matured as of July 2001 and October 2001. The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds.

Bondholders have been asked to exchange their bonds for preferred stock. As of June 30, 2005, holders of $198,268 of bonds including accrued interest had acted on this. The Company issued Series A Preferred shares in the amount of $36,204 and Series B Preferred share in the amount of $162,064 as of June 30, 2005. The company recognized loss on the conversion of $594,892.

14. CONVERTIBLE DEBENTURES

The Company raised $300,000 through the issuance of convertible debentures as of June 30, 2005. The term of the convertible debentures area as follows: pursuant to the terms of conversion, debenture in the amount of $300,000 pays interest at 5 3/4% interest and includes 3,000,000 warrants to purchase common stock for a period of three years at the exercise price of $1.00. The "Conversion Price shall be equal to the lesser of (i) $0.50, or (ii) 75% of the average of the 5 lowest Volume Weighted Average Prices during the 20 trading days prior to Holder's election to convert, or (iii) 75% of the Volume Weighted Average Price on the trading day prior to the Holders election to convert market price of the Company's common stock prior to conversion. Upon conversion of the debenture, the holder is obligated to simultaneously exercise the $1.00 warrants providing added funding to the Company. The warrant must be exercised concurrently with the conversion of this debenture in an amount equal to ten times the dollar amount of the Debenture conversion. Upon execution of the securities purchase agreement, $225,000 of the purchase price was due and paid to the Company. The remaining $75,000 was paid to the Company on February 7, 2005 upon effectiveness of the Securities and Exchange Commission's Registration Statement. As of June 30, 2005, the Holder of the debenture converted $43,500 of the debenture amount into 5,026,098 common shares of the Company and exercised 435,000 warrants.

The Company allocated the proceeds from the debenture between the warrant and the debt based on relative fair value of the warrant and the debt. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.4%, volatility of 100% and expected term of one year. The amount allocated to the warrant is being amortized over the term of the debt. The Company calculated a beneficial conversion feature of $279, 652. The Company amortized the beneficial conversion feature in accordance with the conversion terms of the note. At June 30, 2005 the note is presented net of the unamortized beneficial conversion feature of $110,924 and unamortized discount arising from the warrant of $8,072.

Pursuant to addendums to the securities purchase agreement dated February 3, 2005 and March 30, 2005, the Company delivered 7,500,000 common shares to an escrow agent in accordance to the terms of the agreement. Such shares may only be released by valid debenture conversion and warrant exercise notices submitted to the Company by the Holder. As of June 30, 2005, 3,259,451 common shares remain in the escrow account.

A second convertible debenture in the amount of $200,000 was converted into common stock on April 15, 2005. Conversion price was $0.10 per share. The convertible denbenture was originally funded in two $100,000 issuances on August 18, 2004 and November 23, 2004, The Company recorded a beneficial conversion feature of $120,000 which represents the difference between the conversion price and the market value of the shares at the transaction dates.

15. CONVERTIBLE NOTES

During the year ended June 30, 2005, the Company raised $70,000 through the issuance of convertible promissory notes. All notes are for a one year period and bear simple interest at the rate of 10%. The due dates of these notes are from July 15, 2004 through June 30, 2005. The note plus any accrued interest through the date of conversion are convertible to the company common stocks at $0.10, the Company recorded a beneficial conversion feature of $28,297. The note was converted in August 31, 2004 and the company issued 700,000 shares.

Another convertible note for $500,000 issued during the year ending June 30, 2004, the note plus any accrued interest is convertible to the company common stocks at $0.06 but limited to 10% of the outstanding shares at the time of conversion. Additionally, the holder will receive one bonus warrant for each conversion share. Each bonus warrant will be exercisable for a period of 5 years from the date of issuance into one share of common stock at a price of $0.10. The conversion right of the note holder with respect to the individual notes shall exist upon (i) the approval of a proxy statement to be filed with the Securities and Exchange Commission and approval of an amendment by the Company's shareholders to authorize to 200,000,000 the number of shares common stock and
(ii) the Company's registration statement registering the Shares underlying the notes and other Securities has been declared effective by the Securities and Exchange Commission. The company issued 6,804,164 Common stocks on the conversion of $408,250 of the note. During the year ended June 30, 2005, the Company became obligated to issue 6,804,164 bonus warrants to the debt holders upon conversion of shares. The Company recorded additional interest of $938,431 representing the fair value of warrants issued. The fair value of the warrants was calculated using the Black-Scholes model using the following assumptions: volatility of 100%, discount rate of 3.4% and estimated life of 3 years.

The total interest on these convertible notes for the year ended June 30, 2005 amounted to $65,867.

16. STOCKHOLDERS' EQUITY

a.       Common Stock and Warrants

The Company has authorized 200 million shares of common stock with a par value of $0.01 per share. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares.

During the year 2003, the Company established the Class L warrants with the following general terms: 1) exercise price of $0.25 per share, 2) expiration date of January 14, 2005, and 3) Series A Preferred stock designated as underlying stock. During the fiscal year ended June 30, 2003, the Company initiated an exchange program with the existing Class J Warrant holders in which the Company offered to exchange one Class L Warrant for two Class J warrants, with the exchange number rounded up to the next whole number in cases where an odd number of Class J Warrants were submitted for exchange. The Class J Warrants expired on January 14, 2004. The Class L Warrants expired on January 14, 2005 and no new warrants were issued to replace Class J and Class L warrants as of June 30, 2005.

During the twelve month period ended June 30, 2005, the Company recorded the following equity transactions:

     o The Company issued 2,725,652 Common Shares to consultants for services valued at $367,040 and 4,628,572 Common Shares were issued for conversion of loans from shareholders valued at $221,756.
     o The Company issued 2,492,824 Common Shares upon exercise of warrants and received cash amounting to $49,968.
     o The Company issued 6,804,164 Common Shares upon conversion of a promissory note of $408,250. The Company issued 700,000 Common Shares upon conversion of promissory notes of $70,000. In connection with this transaction, a beneficial conversion feature expense of $28,297 was recorded.

     o The Company issued 7,026,098 Common Shares pursuant to conversion of debentures into common stock valued at $243,500.
     o The Company issued a total of 3,624,321 Common Shares upon conversion of Preferred Shares. 785,400 Series A Preferred Shares were converted to 785,400 common Shares valued at $156,920; 558,984 Series B Preferred Shares were converted to 2,794,920 Common Shares valued at $531,035; 2,200 Series C Preferred Shares were converted to 44,000 Common Shares valued at $8,360.
     o The Company issued 490,215 Common Shares to employees as bonus valued at $85,750.
     o The Company issued 14,000,000 Common Shares pursuant to an Agreement with Langley Park Investments PLC, whereby, the Company received 1,145,595 shares of Langley in exchange of its common shares issuance. The company paid out of Langely shares 28,639 as a commission.
     o The Company issued 2,750,000 Common Shares under private placement agreements and raised $223,500 from sale of shares.
     o The Company issued 400,000 Common Shares to a shareholder for converting its loan of $56,000 to equity.
     o The Company issued 457,400 Common Shares upon conversion of Series A Preferred Shares valued at $91,320.
     o The Company issued 1,000,000 Common Shares upon exercise of warrants and received cash in the amount of $120,000.
     o The Company issued 2,000,000 Common Shares upon exercise of warrants upon which the the Company used the proceeds to pay the note.
     o The Company issued 390,193 Common Shares pursuant to an advisory/consultant agreement valued at $50,725.
     o The Company issued 288,500 Common Shares to avoid assessment of future liability valued at $46,160.

During the year ended June 30, 2004, 200,000 shares of warrants were issued for consulting services for three years beginning February 2004, valued at $41,572. The Company amortized $32,678 in consulting expense during the year ended June 30, 2005. On October 19, 2004, the Company granted 5,000,000 warrants to a third party upon exercising their rights to advance $250,000 to the Company. The amount advanced was for a period of six months bearing an annual interest at 5-3/4%. The Company recorded $589,602 as expense for the cost of the issuance of such warrants during the period ended June 30, 2005. Pursuant to the security purchase agreement dated August 2, 2004, the Company granted 3,000,000 warrants to a third party, to be exercised concurrently with or subsequent to the issuance of a conversion notice under the debenture agreement. The fair value of the warrants is $20,348 using the Black-Schole Model and the its amortized over the terms of the note and accordingly with the exercise of the warrants. The Company recorded $5,727 as expense for the cost of the issuance of 150,000 warrants to consultant during the period ended June 30, 2005. The fair value of the warrants is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value.

Annual rate of quarterly dividends                       0.00%
Discount rate - Bond Equivalent Yield                    3.40%
Expected life                                           3 years
Expected volatility                                       100%

       b.    Common Stock Reserved

At June 30, 2005, common stock was reserved for the following reasons:


Outstanding convertible bonds               151,919 shares

                                                Number
                                                  of
                                               Warrants
Warrants                                       ---------

 Outstanding June 30, 2004                     4,263,432
 Issued during the period                     13,443,425
 Exercised                                    (2,500,000)
                                              ----------
 Outstanding June 30, 2005                    15,206,857
 Warrants to be issued                         6,804,164
                                              ----------
   Total                                      22,011,021
                                              ==========

       c.    Stock Option Agreements

The Company granted 11,745,614 stock options to eleven (11) employees during the year ended June 30, 2005. The company had recorded intrinsic value of $39,500 as compensation

The number and weighted average exercise prices of options granted by the Company are as follows:

                                                         Options    Outstanding
                                                         -------    -----------
                                                                    Weighted
                                                         Number      Average
                                                           of       Exercise
                                                         Options     Price

         Outstanding June 30, 2003                      2,015,000   $    1.01

         Granted during the year                          200,000        0.10
         Exercised                                              0        0
         Expired/forfeited                                      0        1.00
                                                       ----------   ----------
         Outstanding June 30, 2004                      2,215,000   $    0.93
                                                       ==========   ==========
         Granted during the year                       11,745,614        0.05
         Exercised                                      2,275,297        0.001
         Expired/forfeited                              2,215,000        0.93
                                                       ----------   ----------
         Outstanding June 30, 2005                      9,470,317   $    0.93
                                                       ==========   ==========

Following is a summary of the status of options outstanding at June 30, 2005:

                                       Outstanding Options                  Exercisable Options
                                 --------------------------------     ------------------------------
                                      Remaining        Average                             Average
                                      Contractual      Exercise                            Exercise
Exercise Price       Number              Life           Price             Number            Price
--------------      ---------     ------------------ -------------     ------------     ------------
$0.10               1,061,062          21 months        $ 0.10           1,061,062         $  0.93
$0.03 - $0.16       8,409,255          35 months        $ 0.04           8,409,255          $ 0.04

Pro forma information regarding the effect on operations is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Pro forma information using the Black-Scholes method at the date of grant based on the following assumptions for the year ended June 30, 2005 was as follows:

                  Expected life (years)                                1 year
                  Risk-free interest rate                      1.40% and 3.40%
                  Dividend yield                                     0% and 0%
                  Volatility                                      45% and 100%

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the year ended June 30, 2005 and 2004 as follows ($ in thousands, except per share amounts):
                                             Year ended June 30,
                                             2005          2004
                                           ---------    ---------

 Net loss - as reported                  $    (7,316)   $    (999)

 Stock based employee compensation
   expense included in reported net
   income, net of tax                             40         --

 Total stock-based employee
   compensation expense determined
   under fair-value-based method for all
   rewards, net of tax                        (1,718)          (8)
                                           ---------    ---------
 Pro forma net loss                      $    (8,994)   $  (1,006)
                                           =========    =========
Earnings (loss) per share:

 Basic, as reported                      $    (0.09)    $  (0.02)
 Diluted, as reported                    $    (0.09)    $  (0.02)
 Basic, pro forma                        $    (0.12)    $  (0.02)
 Diluted, pro forma                      $    (0.12)    $  (0.02)

      d. Stock transactions approved by the shareholders

At the annual meeting of the shareholders held June 30, 2004, the shareholders approved by a majority vote to increase to 200,000,000 shares, $0.01 par value common stock, and 50,000,000 shares no par value preferred stock. The board of directors are authorized to divide the preferred stock into any number of classes or series, fix the designation and number of shares of each such series or class and alter or determine the rights, preferences, privileges and restrictions of each or series of preferred stock

Series A Preferred Stock

The general terms of the Series A Preferred Stock is as follows: Par value - $0.00; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:1 ratio ; Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At June 30, 2005, the Company had issued 4,082,931 shares of Series A Preferred stock. These shares were used to pay for officer compensation valued at $360,000, accrued payroll valued at $252,213 the company recorded a gain on the settlement of the liabilities of $50,503 and for bond conversion valued at $36,204 the Company recorded a loss on conversion of debt in amount of $108,612 in the accompanying financials from Series A preferred stock. The Company has recorded a cumulative dividend of $16,453 for the preferred stockholders for the period ended June 30, 2005 in the accompanying financial statements.

Series B Preferred Stock

The general terms of the Series B Preferred Stock is as follows: Par Value - $0.00; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:5 ratio (i.e. 1 share of Series B Preferred Stock is convertible into 5 shares of common stock); Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At June 30, 2005, the Company had issued 680,255 shares of Series B Preferred Stock valued at $646,243. The Company recorded loss on conversion of debt in amount of $480,460 in the accompanying financials from Series B Preferred Stock. The Company has recorded a cumulative dividend of $115 for the preferred stockholders for the period ended June 30, 2005 in the accompanying financial statements.

Series C Preferred Stock

The general terms of the Series C Preferred Stock is as follows: Par value - $0.00; Liquidation Preference - $1.00 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $.0005 per share when as declared by the Board of Directors; Conversion Rights - 1:20 ratio (i.e. 1 share of Preferred Series C stock is convertible into 20 shares of common stock); Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at the rate of $1.00 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $.0005 annually per share.; Voting Rights - one vote per share on all matters requiring shareholder vote. At June 30, 2005, the Company had issued 20,148 shares of Series C Preferred Stock valued at $76,562. The Company recorded loss on conversion of debt in amount of $56,423 in the accompanying financials from Series C Preferred Stock. The Company has recorded a cumulative dividend of $7 for the preferred stockholders for period ended June 30, 2005, in the accompanying financial statements.

Conversion of  Preferred Stock

o The Company issued a total of 3,624,321 Common Shares upon conversion of Preferred Shares. 785,400 Series A Preferred Shares were converted to 785,400 common Shares valued at $156,920; 558,984 Series B Preferred Shares were converted to 2,794,920 Common Shares valued at $531,035; 2,200 Series C Preferred Shares were converted to 44,000 Common Shares valued at $8,360.

17. INCOME TAXES

The Company accounts for income taxes using the liability approach to financial accounting and reporting. The Company has a deferred tax asset due to net operating loss carry-forwards and temporary taxable differences due to stock-based compensation for income tax purposes and reserve for inventory obsolescence. Through June 30, 2005, the Company incurred net operating losses for federal tax purposes of $7,417,687. The net operating loss carry-forward may be used to reduce taxable income through the year 2025. The availability of the Company's net operating loss carry-forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company's stock.

The deferred tax assets are $5,579,965 and $3,057,951 as of June 30, 2005 and 2004, respectively. However, due to the ongoing nature of the losses and the potential inability of the Company to ever realize the benefit, a valuation allowance has been established for 100% of the deferred tax asset. Net operating loss carryforwards expire at various times through the year 2023.

The effects of temporary differences that give rise to significant portions of the deferred tax benefit for the years ended June 30, 2005 and 2004 are presented below:

                                                      2005           2004
                                                  -----------    -----------

Net operating loss                                $   764,350    $   319,441
Inventory reserve                                     323,612           --
Stock-based compensation                              498,290         20,060
                                                  -----------    -----------
                                                    1,586,252        339,501

Less-valuation allowance                           (1,586,252)      (339,501)
                                                  -----------    -----------

                               Total              $      --      $      --
                                                  ===========    ===========

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations:

                                                     June 30,    June 30,
                                                       2005        2004
                                                   ----------   ---------

Tax expense (credit) at statutory rate-federal           (34%)        (34%)
State tax expense net of federal tax                      (6%)         (6%)
Permanent differences                                     (1%)         (1%)
Valuation allowance                                      (39%)        (39%)
                                                   ----------   ----------
Tax expense at actual rate                              --           --
                                                   ==========   ==========

18. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $-0- for income tax during the years ended June 30, 2005 and 2004. The Company paid $58,970 and $29,937 interest during the years ended June 30, 2005 and 2004, respectively.

The cash flow statement for the year ended June 30, 2005 does not include the following non-cash investing and financing transaction;

     19,558,834 shares of common stock and 2,399,934 shares of preferred stock were issued for conversion of debt amounting to $2,040,427.


19. MAJOR CUSTOMERS AND SUPPLIERS

The Company had two customers that accounted for 20- 45 % of revenue for the year ended June 30, 2005. Accounts receivable from these major customers were $245,615 and $604,208 respectively- at June 30, 2005. For the year ended June 30, 2004, the Company had one customer that accounted for more than 21% of revenue. Accounts receivable from this major customers were approximately $-0-at June 30, 2004.

20. COMMITMENTS AND CONTINGENCIES

a)    Operating Leases

Effective July 1, 2004 the Company relocated their executive offices to Huntington Beach, California and entered into a four year lease agreement. The agreement contains a base rent escalation clause. The Company leases its Idaho office facility under a month-to-month rental agreement at $1,384 per month. For the years ended June 30, 2005 and 2004, rent expense for these operating leases totaled $89,829 and $56,997, respectively.

The future minimum lease payments under non-cancelable leases are as follows:

                       2006                  $  91,524
                       2007                     93,218
                       2008                     94,913
                                             ---------
                                             $ 279,655
                                             =========

b)    Litigation

On April 16, 2004, Decision One Corporation filed suit in the County of Bannock, Idaho against the Company for $22,662 for goods provided. Since 2000, Decision One (formerly Imation) has been both a vendor and a reseller of the Company's products. The Company filed a counterclaim on August 1, 2004 asserting that Decision One used its authority as a dealer to disparage the Company in violation of its dealer agreement. The Company sought relief for the hundreds of thousands of dollars in business lost. On January 11, 2005, the Court granted

Judgment for the sum of $21,000 in favor of the Decision One Corporation. The Court ruled that the Company would be allowed to file the counterclaim under this action, rather than a separate lawsuit. In March 2005, a stipulation settlement was accepted by the Creditor where they agreed to accept $15,000 in full satisfaction of their debt. The Company agreed to pay $2,000 upon execution of the stipulation plus $1,000 for 13 months thereafter. Upon receipt of the final payment, a Satisfaction of Judgment will be entered in the matter. If the Company fails to meet the payment schedule, the Creditor, after giving credit for payments received, shall be allowed to proceed with the full judgment of $21,000 plus accumulated interest and costs. The amount of Judgment of $21,000 is included in accounts payable and accrued expenses in the accompanying financial statements as of June 30, 2005.

21. BASIC AND DILUTED NET LOSS PER SHARE

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

Weighted average number of shares used to compute basic and diluted loss per share for the years ended June 30, 2005 and 2004 are the same since the effect of dilutive securities is anti-dilutive.

22. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2005, the Company had incurred cumulative losses of $30,495,328 including net losses of $7,417,687 and $998,531 for the fiscal years 2005 and 2004, respectively. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2005, towards (i) obtaining additional equity financing and (ii) evaluation of its distribution and marketing methods.

23. SUBSEQUENT EVENTS

On July 14, 2005, the Company sold 1,750,000 common shares of Endexx Corporation (formerly known as PanaMed Corporation) to an accredited investor in a private placement for a cash consideration of $89,400. The Company had impaired its investment in PanaMed in fiscal year 2004 and had recognized an impairment loss of $28,778.

On July 15, 2005, the Company entered into an exclusive sales and marketing agreement with a third party whereby the third party for an engagement fee, agreed to market the Company's products and services to the third party's contacts in the mortgage lending industry. As part of the consideration of the agreement, the Company signed a promissory note for $36,478 to settle its disputed fees.

On August 30, 2005, the Company sold 2,000,000 restricted common shares to an accredited investor in a private placement, and raised $80,000 in cash.

In September 2005, the Company sold 544,158 common shares of its investment in Langley Park Investments, PLC for a cash consideration of $147,017.

The Company is a party to a litigation filed by its former President for promissory fraud, breach of written contract, wrongful constructive termination based on public policy and invasion of privacy. The plaintiff is seeking a monetary relief of $150,000 and for costs incurred for the litigation as the arbitrator deems proper. The parties are set for an arbitration hearing scheduled for December19, 2005.