Form 10QSB
period 2005-09-30
QUINTEK TECHNOLOGIES INC
filed 2005-11-15
CIK 1107714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

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

Check whether the registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


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

At November 10, 2005, a total of 126,263,256 shares of registrant's Common Shares were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

TABLE OF CONTENTS

PART I           FINANCIAL INFORMATION
Item 1.          Financial Statements
                    Consolidated Balance Sheet (Unaudited)
                    Consolidated Statements of Operations (Unaudited) Consolidated Statements of Cash flows (Unaudited) Notes to Consolidated Financial Statements
Item 2.          Management's Discussion and Analysis
Item 3.          Controls and Procedures

PART II          OTHER INFORMATION
Item 1.          Legal Proceedings
Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.          Defaults Upon Senior Securities
Item 4.          Submission of Matters to a Vote of Security Holders
Item 5.          Other Information
Item 6.          Exhibits
Signatures
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                             QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARY
                                    CONSOLIDATED BALANCE SHEET
                                     as of September 30, 2005
                                          (Unaudited)

                                              ASSETS
       Current assets:
  Cash and cash equivalents                                                   $     23,932
  Restricted Cash                                                                  253,947
  Accounts receivable, net of allowance for doubtful accounts of $7,929            350,656
  Prepaid expenses                                                                   1,557
                                                                              ------------
         Total current assets                                                      630,092

Property and equipment, net                                                        542,996

Other assets:
  Deposits                                                                         109,578
  Other assets                                                                         883
                                                                              ------------
                                                                                   110,461
                                                                              ------------
Total assets                                                                  $  1,283,549
                                                                              ============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                       $    763,664
  Factoring payable                                                                136,695
  Payroll and payroll taxes payable                                                228,896
  Payroll taxes assumed in merger                                                   96,661
  Advances from lenders                                                            253,509
  Current portion of long-term debt                                                305,655
  Convertible bonds                                                                 62,495
  Convertible debentures                                                           173,705
  Convertible notes                                                                 91,750
  Deferred revenue                                                                   7,813
  Dividend payable                                                                  20,590
                                                                              ------------
        Total current liabilities                                                2,141,432

Long-term debt                                                                     120,010

Stockholders' deficit:
  Preferred stock, convertible, no par value, 50,000,000 shares authorized,
  3,436,750 shares issued and outstanding                                          752,005
  Common stock, $0.01 par value, 200,000,000 shares authorized,
  104,263,256 shares issued and outstanding                                      1,042,632
  Additional paid-in capital                                                    28,406,719
  Unrealized gain on marketable securities                                          20,530
  Investments held in escrow                                                      (151,391)
  Accumulated deficit                                                          (31,048,389)
                                                                              ------------
        Total stockholders' deficit                                               (977,893)
                                                                              ------------
        Total liabilities and stockholders' deficit                           $  1,283,549
                                                                              ============

   The accompanying notes are an integral part of these financial statements.


                    QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)

                                                  For the three months ended September 30,
                                                        2005               2004
                                                     -------------    -------------

Net revenue                                          $     693,359    $     114,266

Cost of revenue                                            479,624           84,481
                                                     -------------    -------------
Gross margin                                               213,735           29,785

Operating expenses:
  Selling, general and administrative                      665,588          840,109
  Stock-based compensation                                 138,713          362,000
                                                     -------------    -------------
Total operating expenses                                   804,302        1,202,109
                                                     -------------    -------------
Loss from operations                                      (590,567)      (1,172,323)

Non-operating income (expense):
  Realized gain on investment                              113,700             --
  Other income                                               6,672            3,325
  Uncollectible from former officers                        (2,617)            --
  Beneficial conversion feature                            (52,807)            --
  Interest Income                                            1,323             --
  Interest expense                                         (23,950)         (25,443)
                                                     -------------    -------------
Total non-operating income (expense)                        42,320          (22,117)

                                                     -------------    -------------
Loss before provision for income taxes                    (548,246)      (1,194,441)

Provision for income taxes                                     800              800
                                                     -------------    -------------
Net loss                                                  (549,046)      (1,195,241)

Dividend requirement for preferred stock                     4,014            2,813
                                                     -------------    -------------
Net loss applicable to common shareholders                (553,060)      (1,198,053)

Other comprehensive (loss)/gain:
Reclassification adjustment                                  4,080             --
Unrealized gain for the period                              20,744             --
                                                     -------------    -------------
Comprehensive loss                                   $    (528,236)   $  (1,198,053)
                                                     =============    =============

Basic and diluted net loss per share                         (0.01)           (0.02)

Basic and diluted net loss per share for dividend
  for preferred stock                                         0.00             0.00

Basic and diluted net loss per share applicable to
                                                     -------------    -------------
  common shareholders                                $       (0.01)   $       (0.02)
                                                     =============    =============

Basic and diluted weighted average
   shares outstanding                                  100,896,828       58,506,835
                                                     =============    =============

   The accompanying notes are an integral part of these financial statements.

                       QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARY
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                                                        Three months periods ended
                                                                               September 30,
                                                                           2005           2004
                                                                        -----------    -----------
         OPERATING ACTIVITIES
    Net loss                                                            $  (549,046)   $(1,198,053)
    Adjustments to reconcile net loss to net cash used in operations:
        Depreciation and amortization                                        42,435         28,456
        Expenses paid by a note payable                                      36,478           --
        Issuance of shares for consulting services                             --          170,000
        Shares issued for compensation                                         --          362,000
        Gain on the sale of the investment                                 (113,700)          --
        Beneficial conversion feature expense                                52,807           --
        Amortization of the unamortized discount                             13,936           --
        Stock options granted                                               138,713          1,500
        Changes in current assets and liabilities:                             --             --
            Increase in accounts receivable                                 (35,378)        (7,949)
            Increase in other current assets                                 --             (8,291)
            (Increase) decrease in prepaid expenses                           4,005         (3,916)
            Increase in deposits                                             --            (28,332)
            Increase (decrease) in accounts payable                         (43,358)       148,471
            Increase (decrease) in payroll taxes payables                    27,241        (10,984)
            Decrease in deferred revenue                                    (17,264)       (27,440)
            Increase in dividends payable                                      --            2,813
                                                                        -----------    -----------
    Net cash used in operating activities                                  (443,131)      (571,727)
                                                                        -----------    -----------

INVESTING ACTIVITIES
    Proceeds from sale of marketable securities                             238,018           --
    Increase in restricted cash                                              (1,322)          --
                                                                        -----------    -----------
    Net cash provided by investing activities                               236,696           --
                                                                        -----------    -----------

FINANCING ACTIVITIES
    Payments on factoring payable                                              (241)       (23,230)
    Payments on leases                                                      (41,311)          --
    Proceeds from issuance of debentures                                       --          325,000
    Proceeds from convertible notes                                            --           70,000
    Proceeds from sale of stocks                                             80,000           --
    Proceeds from issuance of common stock upon exercise of warrants        184,400        205,000
    Payments of notes payable                                                (5,149)        (8,973)
                                                                        -----------    -----------
Net cash provided by financing activities                                   217,699        567,797
                                                                        -----------    -----------

Net increase (decrease) in cash and cash equivalents                         11,263         (3,930)
Cash and cash equivalents, beginning balance                                 12,669         15,600
                                                                        -----------    -----------
Cash and cash equivalents, ending balance                               $    23,932    $    11,670
                                                                        ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                           QUINTEK TECHNOLOGIES, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

1. DESCRIPTION OF BUSINESS

Quintek Technologies, Inc. and Subsidiary (referred to herein as the "Company", "Quintek", "Our", or "We") is a California corporation. Quintek's corporate headquarters are located at 17951 Lyons Circle, California, 92647. The contact information at that location is: phone number (714) 848-7741, fax number is
(714) 848-7701 and our website is www.quintek.com. The corporate filings with the Securities and Exchange Commission ("SEC") and amendments to these filings, as well as other information is available free of charge at our website soon after such reports are filed electronically with the SEC, or directly on the SEC's website at www.sec.gov.

Quintek Electronics, Inc., the predecessor company was founded in July 1991. On January 14, 1999, Quintek Electronics, Inc. was acquired in a merger by Pacific Diagnostics Technologies, Inc. and the surviving entity's name was changed to Quintek Technologies, Inc. On February 24, 2000, the Company acquired all of the outstanding shares of common stock of Juniper Acquisition Corporation
("Juniper"). Upon effectiveness of that acquisition, Quintek elected to become the successor issuer to Juniper for reporting purposes under the Securities Exchange Act of 1934.

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


2. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Quintek have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of September 30, 2005, the results of operations for the three months ended September 30, 2005 and 2004, and cash flows for the three months ended September 30, 2005 and 2004. The operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. The audited financial statements for the year ended June 30, 2005 were filed on October 13, 2005 with the Securities and Exchange Commission and is hereby referenced. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2005 Form 10-KSB.

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

Research and development

Research and development costs are charged to operations when incurred and are included in operating expenses. The amount charged to operations for the three months ended September 30, 2005 and 2004 was $0 and $15,073, respectively.

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

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On September 30, 2005, the investments have been recorded as shown below based upon the fair value of the marketable securities.

Marketable securities consisted of the following as of September 30, 2005:

                                                          Market           Accum.         Number of
         Investee Name                Cost at            Value at        Unrealized     Shares Held at
            (Symbol)            September 30, 2005  September 30, 2005   Gain         September 30, 2005
---------------------------------------------------------------------------------------------------------
Marketable securities:
Investments held in escrow,
 Langley Park Investments, PLC     $ 1,330,000         $  151,391      $    20,530         572,798
                                -------------------------------------------------------------------------
      Totals                       $ 1,330,000         $  151,391      $    20,530         572,798
                                =========================================================================

For the three months ended September 30, 2005, the Company sold 544,158 marketable securities in Langley Park investment for $147,017, realizing a gain of $24,300. The Company sold 1,750,000 shares held in PanaMed for $89,400, which had been impaired in a previous period, for a realized gain of $89,400.

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

Deferred revenue

Deferred revenue represents amounts received from the customers against future sales of goods or services. Deferred revenue amounted to $7,813 as of September 30, 2005.

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

Reclassifications

Certain comparative amounts have been reclassified to conform to the current period presentation.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the three month period ended September 30, 2005 and 2004, as follows ($ in thousands, except per share amounts):


                                                 Period ended September 30,
                                                    2005           2004
                                               -------------     -----------

     Net loss - as reported                    $    (549)       $  (1,195)

     Stock-Based employee compensation
       expense included in reported net
       income, net of tax                             --               --

     Total stock-based employee
       compensation expense determined
       under fair-value-based method for
       all rewards, net of tax                        (-)            (362)
                                               -------------     -----------
     Pro forma net loss                        $     (549)        $ (1,557)
                                               =============     ===========
    (Loss) per share:

     Basic, as reported                        $    (0.00)       $   (0.02)
     Diluted, as reported                      $    (0.00)       $   (0.02)
     Basic, pro forma                          $    (0.00)       $   (0.02)
     Diluted, pro forma                        $    (0.00)       $   (0.02)

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

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, entitled Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The adoption of SFAS 154 did not impact the consolidated financial statements.

In June 2005, the EITF reached consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6") EITF 05-6 provides guidance on determining the amortization period for leasehold improvements acquired in a business combination or acquired subsequent to lease inception. The guidance in EITF 05-6 will be applied prospectively and is effective for periods beginning after June 29, 2005. EITF 05-6 is not expected to have a material effect on its consolidated financial position or results of operations.


3. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2005, consists of the following:


              Scanning Equipment              $ 457,591
              Computer and office equipment     133,645
              Other depreciable assets          102,880
              Software                          189,778
              Furniture and fixture              40,653
                                              ---------
                                                924,547
              Accumulated depreciation         (381,551)
                                              ---------
                                              $ 542,996
                                              =========

4. RESTRICTED CASH

The Company entered into a service agreement with GMAC under which they are required to provide at their own cost a performance bond. Such bond shall be solely for the protection of the client. The initial bond was drafted in the amount of $250,000 and will cover 12 months starting October 1, 2004 and renew annually.

The Company opened a certificate of deposit for $250,000. The Company has accrued interest income of $1,323 through September 30, 2005. The Company has recorded $253,947 as restricted cash in the accompanying balance sheet as of September 30, 2005.


5. EMPLOYEE RECEIVABLES

Employee receivables as of September 30, 2005, consist of the following:



Notes receivable from employees, unsecured,
   due on June 30, 2019, interest at 4%         $ 261,953

Interest receivable in connection with
   above notes receivable                          29,821
                                                ---------
                                                  291,774
Valuation allowance                              (291,774)
                                                ---------
                                                $   -
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

The Company will also issue the Factor bonus warrants. The Factor will receive two (2) bonus warrants for each dollar of purchase orders purchased. The bonus warrants will be exercisable at the average closing price of the Company's common stock for the 90 days prior to the purchase order transactions they represent or a 50% discount to the closing price of the Company's stock at the time exercised at the option of the Factor. Both warrants are for a five year period.

There were no purchases of purchase orders during the three months ended September 30, 2005. At September 30, 2005, the Company had a factoring payable balance of $ 136,695. The Company accrued $54,820 interest for late payment as of September 30, 2005.


7. PAYROLL TAXES-ASSUMED IN MERGER

The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance was $96,661at September 30, 2005. The Company is delinquent on payments of these payroll tax liabilities.

8. LONG TERM DEBT


 Leases payable, interest at 7.9% to 20%, due various dates     $ 364,741
  in 2005 to 2008, secured by equipment
 Notes payable, non-interest bearing
 The company is on default on this note                            55,000
 Note payable, interest at 5.75%, due July 30, 2006
 The company is on default and the default interest is 12%         33,438
 Note payable, interest at 15.99%, due June & July 2006               797
 Notes payable, interest at 8%, due 2006                           31,080
 Note payable, monthly installments
 $404, due July 2005                                                1,618
                                                                 --------
                                                                  486,674

 Less current portion                                            (305,655)

 Less unamortized discount                                        (61,009)
                                                                  --------
 Total long term debt                                             120,010
                                                                  ========

 The future maturity of the long term payables is as follows:

                                      2006                    $305,655
                                      2007                     159,926
                                      2008                      21,093
                                                             ---------
                                      Total                  $ 486,674
                                                             =========

9. ADVANCES FROM LENDER

On August 2, 2004 the Company signed a convertible debenture agreement with an accredited investor whereby the Company has received an advance totaling $855,000 for prepayment of warrants to be exercised as of September 30, 2005. The agreement expires on August 2, 2006. The accredited investor has exercised 601,491 warrants into common shares valued at $601,491 as of September 30, 2005. The remaining balance of $253,509 is recorded as advances from lender in the accompanying financial statements as of September 30, 2005.


10. CONVERTIBLE BONDS


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
                                                                    =========
Certain of the outstanding convertible bonds have matured as of July 2001 and October 2001. The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds. The Company has recorded the $62,495 as convertible bonds as a current liability in the accompanying financial statements as of September 30, 2005.

11. CONVERTIBLE DEBENTURES

The Company raised $300,000 through the issuance of convertible debentures during the year ended June 30, 2005. The term of the convertible debentures area as follows: pursuant to the terms of conversion, debenture in the amount of $300,000 pays interest at 5 3/4% interest and includes 3,000,000 warrants to purchase common stock for a period of three years at the exercise price of $1.00. The "Conversion Price shall be equal to the lesser of (i) $0.50, or (ii) 75% of the average of the 5 lowest Volume Weighted Average Prices during the 20 trading days prior to Holder's election to convert, or (iii) 75% of the Volume Weighted Average Price on the trading day prior to the Holders election to convert market price of the Company's common stock prior to conversion. Upon conversion of the debenture, the holder is obligated to simultaneously exercise the $1.00 warrants providing added funding to the Company. The warrant must be exercised concurrently with the conversion of this debenture in an amount equal to ten times the dollar amount of the Debenture conversion. Upon execution of the securities purchase agreement, $225,000 of the purchase price was due and paid to the Company. The remaining $75,000 was paid to the Company on February 7, 2005 upon effectiveness of the Securities and Exchange Commission's Registration Statement. As of September 30, 2005, the Holder of the debenture converted $62,649 of the debenture amount into 8,089,553 common shares of the Company and exercised 626,491 warrants.

The Company allocated the proceeds from the debenture between the warrant and the debt based on relative fair value of the warrant and the debt. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.4%, volatility of 100% and expected term of one year. The amount allocated to the warrant of $20,348 is being amortized over the term of the debt. The Company calculated a beneficial conversion feature of $279, 652. The Company amortized the beneficial conversion feature in accordance with the conversion terms of the note. At September 30, 2005 the note is presented net of the unamortized beneficial conversion feature of $58,118 and unamortized discount arising from the warrant of $5,528.

Pursuant to addendums to the securities purchase agreement dated February 3, 2005, March 30, 2005, and August 30, 2005, the Company delivered 12,500,000 common shares to an escrow agent in accordance to the terms of the agreement. Such shares may only be released by valid debenture conversion and warrant exercise notices submitted to the Company by the Holder. As of September 30, 2005, 5,500,000 common shares remain in the escrow account.

12. CONVERTIBLE NOTE

The Company raised capital through the issuance of a convertible note for $500,000 issued during the year ending June 30, 2004, the note plus any accrued interest is convertible to the Company common shares at $0.06 but limited to 10% of the outstanding shares at the time of conversion. Additionally, the holder will receive one bonus warrant for each conversion share. Each bonus warrant will be exercisable for a period of 5 years from the date of issuance into one share of common shares at a price of $0.10. The Company has issued 6,804,164 common shares on the conversion of $408,250 of the convertible note. The convertible note balance as of September 30, 2005 is $91,750. The total accrued interest on the convertible note amounted to $54,572 as of September 30, 2005.

13. STOCKHOLDERS' DEFICIT

a. Common Stock and Warrants

The Company has authorized 200 million shares of common stock with a par value of $0.01 per share. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares.

During the three month period ended September 30, 2005, the Company issued 477,778 common shares upon exercise of warrants and received cash amounting to $34,400; 50,000 common shares to consultants for services rendered in prior period valued at $8,000; 2,000,000 common shares to an accredited investor for a stock sale and collected $80,000 in cash; 495,495 common shares pursuant to conversion of debentures and exercise of warrants to the escrow agent; 5,000,000 common shares pursuant to an addendum to a convertible debenture to a joint escrow agent upon which shares can only be released pursuant to valid debenture conversion and warrant exercise.

During the three months ended September 30, 2005, the Company issued 1,292,180 warrants in connection with an investment banking agreement. The Company recorded $106,672 as expense for the cost of the issuance of such warrants during the three month period ended September 30, 2005. An additional expense of $28,921 as of September 30, 2005 was recorded for 9,348 warrants to be issued pursuant to the terms of the investment banking agreement referenced above. The fair value of the warrants is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value.


Annual rate of quarterly dividends                            0.00%
Discount rate - Bond Equivalent Yield                         3.40%
Expected life                                               5 years
Expected volatility                                     90% to 100%
 Common Stock Reserved

At September 30, 2005, the Company reserved Common Shares for the following reasons:



Outstanding convertible bonds                151,918 shares

                                                Number
                                                  of
                                               Warrants
Warrants                                      ----------

 Outstanding June 30, 2005                    15,206,857
 Issued during the period                      1,292,180
 Warrants to be issued                             9,348
 Exercised                                    (1,504,269)
                                              ----------
 Outstanding September 30, 2005               15,004,116
                                              ==========

c. Stock Option Agreements


The number and weighted average exercise prices of options granted by the Company are as follows:

                                    Number
                                      of                   Weighted average
                                    Options                exercise price
Options                             --------               ----------------

Outstanding June 30, 2005          9,470,317                   0.93

Granted                                    0                   0.00
Exercised                                  0                   0.00
                                                               0.15
Expired/forfeited                   (400,000)                  ----
                                   ----------
Outstanding September 30, 2005     9,070,317                   0.93
                                                             ------

The total outstanding options of 9,070,317 are exercisable as of September 30, 2005.

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

The general terms of the Series A Preferred Stock is as follows: No par value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:1 ratio ; Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At September 30, 2005, the Company had issued 3,297,531 shares of Series A Preferred stock outstanding valued at $566,506. The Company has recorded a cumulative dividend of $20,449 for the preferred stockholders for the three month period ended September 30, 2005, in the accompanying financial statements.

Series B Preferred Stock

The general terms of the Series B Preferred Stock is as follows: No par Value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:5 ratio (i.e. 1 share of Series B Preferred stock is convertible into 5 shares of common stock); Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At September 30, 2005, the Company had issued 121,271 shares of Series B Preferred Stock outstanding valued at $117,288. The Company has recorded a cumulative dividend of $131 for the preferred stockholders for the three month period ended September 30, 2005, in the accompanying financial statements.

Series C Preferred Stock

The general terms of the Series C Preferred Stock is as follows: No par value; Liquidation Preference - $1.00 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when as declared by the Board of Directors; Conversion Rights - 1:20 ratio (i.e. 1 share of Preferred Series C stock is convertible into 20 shares of common stock); Redemption Rights
- the Company has the right to redeem part or all of the stock upon 30 days written notice at the rate of $1.00 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share.; Voting Rights - one vote per share on all matters requiring shareholder vote. At September 30, 2005, the Company had issued 17,948 shares of Series C Preferred Stock outstanding valued at $68,211. The Company has recorded a cumulative dividend of $9 for the preferred stockholders for the three month period ended September 30, 2005, in the accompanying financial statements.

The Company has recorded a cumulative dividend of $20,590 for the preferred stockholders for the three month period ended September 30, 2005, in the accompanying financial statements. The Company has entered into agreements with various vendors and employees to convert their liabilities into the preferred series of stock.


14. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $0 for income tax during the three month period ended September 30, 2005. The Company paid $23,950 interest during the three month period ended September 30, 2005. The Company converted $19,149 of a convertible debenture into 3,063,455 shares.


15. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

The Company leases its executive offices to Huntington Beach, California and entered into a four year lease agreement on July 1, 2004. The agreement contains a base rent escalation clause. The Company leases its Idaho office facility under a month-to-month rental agreement at $1,384 per month. For the three month period ended September 30, 2005, rent expense for these operating leases totaled $29,383.

The future minimum lease payments under non-cancelable leases are as follows:


2006                $   91,947
2007                    93,642
2008                    87,004
                      ---------
                    $  272,593
                      =========
b) Litigation

The Company is party to an arbitration hearing on December 19, 2005 of Brownell, Robert vs. Quintek Technologies, Inc. at JAMS, 707 Wilshire Blvd., 46th Floor, Los Angeles, CA 90017. Robert Brownell and Quintek Technologies, Inc. are the principal parties. Robert Brownell was employed as President of Quintek Technologies, Inc. from March 31, 2004 until he resigned on March 31, 2005. On July 6, 2005, Robert Brownell filed an arbitration claim against Quintek Technologies, Inc. for Promissory Fraud; Breach of Written Contract; Wrongful Constructive Termination Based on Public Policy and Invasion of Privacy. Brownell seeks relief as follows: one year's severance, or $150,000, prejudgment interest at 10% per annum general damages, punitive damages, costs of suit incurred and for such relief as the arbitrator deems proper.

On September 21, 2005, the Company filed a response with JAMS denying each and every allegation and specifically denying that Brownell is entitled to any relief or recovery whatsoever. The Company stated that Brownell failed to state facts or other reasonable basis sufficient to constitute a cause of action and that his complaint is barred by the doctrines of waiver and/or estoppel, unclean hands, laches and unjust enrichment. The Company affirms that Brownell's injuries and damages, if any, were caused by his own conduct and that the Company acted in good faith and did not engage in willful, intentional or bad faith conduct. The Company affirms that it has valid and enforceable claims for money against Brownell and that his allegations against the Company, if true, are not unlawful and would have caused him no damages. The Company affirms that Brownell's complaint is being made solely for the purposes of harassing and/or inducing improper payment from the Company. The Company affirms that Brownell is barred from any recovery by his failure to satisfactorily perform his job. Brownell has denied the claims and asserted various affirmative defenses.

As part of its September 21, 2005 response, the Company filed a cross-complaint against Brownell for breach of contract; breach of implied covenant of good faith and fair dealing; breach of fiduciary duty; breach of duty of loyalty; misappropriation of trade secrets; common law misappropriation of trade secrets and confidential business information; unfair competition; civil conspiracy to commit fraud; intentional interference with prospective business relationships; and constructive trust.




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

Weighted average number of shares used to compute basic and diluted loss per share for the three month period ended September 30, 2005 and 2004 are the same since the effect of dilutive securities is anti-dilutive.


17. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2005, the Company had incurred cumulative losses of $31,069,389 including a net loss of $570,046 and $1,195,241 for the three month periods ended September 30, 2005 and 2004, respectively. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2005, towards (i) obtaining additional equity financing and (ii) evaluation of its distribution and marketing methods.

18. SUBSEQUENT EVENTS

On October 7, 2005, the Company entered into an assignment of ownership agreement ("Assignment") with an accredited investor whereby the accredited investor agreed to assign 1,500,000 free trading common shares of the Company to a third party investor in exchange for receiving 3,400,000 restricted common shares from the Company. In conjunction with the Assignment the Company entered into a stock purchase and subscription agreement with the same third party investor whereby the Company issued 15,000,000 restricted common shares into an escrow on October 10, 2005, with the understanding that the third party investor shall have up to thirty (30) days to tender the purchase price of said shares to the Company valued at $776,250. If consideration for said shares is not received within the stipulated time in the agreement, the Company has the right to demand recall of the shares and said shares shall be cancelled by the Company within ten (10) business days from the date of the demand.

Item 2. Management's Discussion and Analysis

2.1 Results of Operations

Our revenues totaled $693,359 and $114,266 for the three months ended September 30, 2005 and 2004, respectively, an increase of $579,093 for the three months ended September 30, 2005, primarily due to changing the company's sales focus to the services business.

Cost of sales for the three months ended September 30, 2005 and 2004 were $479,624 and $84,481, respectively, an increase of $395,143 consisted primarily of labor, facility and equipment lease costs relating to the business outsourcing services, whereas cost of sales during fiscal 2004 consisted primarily of labor and production costs.

Operating expenses totaled $804,302 and $1,202,109 for the three month period ended September 30, 2005 and 2004, a decrease of $397,807 resulted in a decrease in sales related expenses and stock-based compensation for officers, directors, employees and consultants.

Non-operating income totaled $42,320 for the three months ended September 30, 2005 and non-operating expense totaled $22,117 for the three months ended September 30, 2004. The Company realized a gain of $113,700 on sale of investments and recorded a beneficial conversion feature expense of $52,807 during the three months ended September 30, 2005. Interest expense totaled $23,950 and $25,443 for the three months ended September 30, 2005 and 2004, respectively.

During the three months ended  September 30, 2005,  the Company  billed on seven
(7) contracts for document services, thirteen (13) maintenance contacts, and one
(1) network software renewal. The Company billed on three (3) contracts for document services, nineteen (19) maintenance contracts, and one (1) network upgrade during the three months ended September 30, 2004.

2.2 Liquidity and capital resources

The Company has historically financed operations from the issuance of debt, the sale of common stock and the conversion of common stock warrants. On September 30, 2005, the Company had cash on hand of $23,932 and working capital deficit of $1,532,340

Net cash used in operating activities totaled $443,131 for three months ended September 30, 2005. The net cash used is attributed primarily due to increase in accounts receivable, increase in payroll taxes, and decreases in accounts payable and deferred revenue.

Net cash provided by investing activities totaled $236,696 for the three months ended September 30, 2005 primarily due to net proceeds from the sale of marketable securities.

Net cash provided by financing activities totaled $217,699 for the three months ended September 30, 2005, primarily due to net proceeds from sale of shares, and issuance of commons stock and warrants, offset by payments of leases and notes payable.

The Company believes that the receipt of net proceeds from the issuance of debt, the sale of the common stock and the exercise of common stock warrants plus cash generated internally from sales will be sufficient to satisfy our future operations, working capital and other cash requirements for the remainder of the fiscal year. However, if the Company is unable to raise sufficient capital, the Company may need to sell certain assets, enter into new strategic partnerships, reorganize the Company, or merge with another company to effectively maintain operations.

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


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is party to an arbitration hearing on December 19, 2005 of Brownell, Robert vs. Quintek Technologies, Inc. at JAMS, 707 Wilshire Blvd., 46th Floor, Los Angeles, CA 90017. Robert Brownell and Quintek Technologies, Inc. are the principal parties. Robert Brownell was employed as President of Quintek Technologies, Inc. from March 31, 2004 until he resigned on March 31, 2005. On July 6, 2005, Robert Brownell filed an arbitration claim against Quintek Technologies, Inc. for Promissory Fraud; Breach of Written Contract; Wrongful Constructive Termination Based on Public Policy and Invasion of Privacy. Brownell seeks relief as follows: one year's severance, or $150,000, prejudgment interest at 10% per annum general damages, punitive damages, costs of suit incurred and for such relief as the arbitrator deems proper.

On September 21, 2005, the Company filed a response with JAMS denying each and every allegation and specifically denying that Brownell is entitled to any relief or recovery whatsoever. The Company stated that Brownell failed to state facts or other reasonable basis sufficient to constitute a cause of action and that his complaint is barred by the doctrines of waiver and/or estoppel, unclean hands, laches and unjust enrichment. The Company affirms that Brownell's injuries and damages, if any, were caused by his own conduct and that the Company acted in good faith and did not engage in willful, intentional or bad faith conduct. The Company affirms that it has valid and enforceable claims for money against Brownell and that his allegations against the Company, if true, are not unlawful and would have caused him no damages. The Company affirms that Brownell's complaint is being made solely for the purposes of harassing and/or inducing improper payment from the Company. The Company affirms that Brownell is barred from any recovery by his failure to satisfactorily perform his job. Brownell has denied the claims and asserted various affirmative defenses.

As part of its September 21, 2005 response, the Company filed a cross-complaint against Brownell for breach of contract; breach of implied covenant of good faith and fair dealing; breach of fiduciary duty; breach of duty of loyalty; misappropriation of trade secrets; common law misappropriation of trade secrets and confidential business information; unfair competition; civil conspiracy to commit fraud; intentional interference with prospective business relationships; and constructive trust.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 13, 2005, the Company issued 338,889 common shares to an accredited investor for exercise of warrants in consideration of $24,400.

On July 22, 2005, the Company issued 50,000 common shares to a consultant in consideration of services pursuant to an investment banking agreement.

On July 27, 2005, the Company issued 138,889 common shares to an accredited investor for exercise of warrants in consideration of $10,000.

On September 1, 2005, the Company issued 2,000,000 common shares to an accredited investor as a stock sale in consideration of $80,000.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

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



                                    QUINTEK TECHNOLOGIES, INC.

Date: November 14, 2005                  /s/ ROBERT STEELE
                                    --------------------------------------------
                                    Robert Steele, Chairman
                                    and Chief Executive Officer

Date: November 14, 2005                  /s/ ANDREW HAAG
                                    --------------------------------------------
                                    Andrew Haag, Chief Financial Officer