Form 10QSB
period 2005-12-31
QUINTEK TECHNOLOGIES INC
filed 2006-02-14
CIK 1107714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2005

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

At February 9, 2006, a total of 134,832,516 shares of registrant's Common Shares were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           QUINTEK TECHNOLOGIES, INC.
                                   FORM 10-QSB
                 For the Fiscal Quarter Ended December 31, 2005



Part I - Financial Information                                              Page

Item 1.  Financial Statements (Unaudited).                                   3

Item 2.  Management's Discussion and Analysis or Plan of Operations.        19

Item 3.  Controls and Procedures                                            21

Part II - Other Information

Item 1.  Legal Proceedings.                                                 22

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds         23

Item 3.  Defaults Upon Senior Securities                                    24

Item 4.  Submission of Matters to a Vote of Security Holders.               24

Item 5.  Other Information                                                  24

Item 6.  Exhibits.                                                          24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                             as of December 31, 2005

                                     ASSETS
Current assets:
  Cash and cash equivalents                                                   $     46,639
  Restricted Cash                                                                  255,291
  Accounts receivable, net of allowance for doubtful accounts of $7,929            265,756
  Prepaid expenses                                                                   8,754
                                                                              ------------
         Total current assets                                                      576,440

Property and equipment, net                                                        513,320

Other assets:
  Deposits                                                                         109,578
  Other assets                                                                         883
                                                                              ------------
                                                                                   110,461
                                                                              ------------
Total assets                                                                  $  1,200,221
                                                                              ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                                       $    923,144
  Factoring payable                                                                202,269
  Payroll and payroll taxes payable                                                318,351
  Payroll taxes assumed in merger                                                   96,661
  Advances from lenders                                                            155,419
  Current portion of long-term debt                                                467,367
  Convertible bonds                                                                 62,495
  Convertible debentures                                                           210,535
  Convertible notes                                                                 91,750
  Deferred revenue                                                                   2,021
  Dividend payable                                                                  24,604
                                                                              ------------
        Total current liabilities                                                2,554,617


Stockholders' deficit:
  Preferred stock, convertible, no par value, 50,000,000 shares authorized,
  3,154,750 shares issued and outstanding                                          681,605
  Common stock, $0.01 par value, 200,000,000 shares authorized,
  128,073,256 shares issued and outstanding                                      1,280,732
  Additional paid-in capital                                                    29,724,919
  Stock subscription receivable                                                   (776,250)
  Unamortized consulting                                                          (294,242)
  Unrealized gain on marketable securities                                         (79,741)
  Investments held in escrow                                                       (51,120)
  Accumulated deficit                                                          (31,840,298)
                                                                              ------------
        Total stockholders' deficit                                             (1,354,395)
                                                                              ------------
        Total liabilities and stockholders' deficit                           $  1,200,221
                                                                              ============

   The accompanying notes are an integral part of these financial statements.


                    QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                          For the three months ended          For the six months ended
                                                                  December 31,                      December 31,
                                                             2005             2004             2005             2004
                                                        -------------    -------------    -------------    -------------
Net revenue                                             $     535,521    $     322,413    $   1,228,880    $     436,679

Cost of revenue                                               346,808          271,773          826,432          356,253
                                                        -------------    -------------    -------------    -------------
Gross margin                                                  188,713           50,640          402,448           80,426

Operating expenses:
  Selling, general and administrative                         537,997        1,381,023        1,203,585        2,221,132
  Permanent decline on value of marketable securities            --          2,346,564             --          2,346,564
  Stock-based compensation                                    313,686           46,549          383,975          408,549
                                                        -------------    -------------    -------------    -------------
Total operating expenses                                      851,683        3,774,136        1,587,559        4,976,245
                                                        -------------    -------------    -------------    -------------
Loss from operations                                         (662,969)      (3,723,496)      (1,185,112)      (4,895,819)

Non-operating income (expense):
  Realized gain on investment                                    --               --            113,700             --
  Other income                                                  2,959            2,853            9,631            6,178
  Loss on conversion of debt                                     --           (667,570)            --           (667,570)
  Uncollectible from former officers                           (2,409)            --             (5,026)            --
  Beneficial conversion feature                               (44,159)            --            (96,966)            --
  Interest Income                                               1,344             --              2,667             --
  Interest expense                                            (31,770)         (35,330)        (175,036)         (60,773)
                                                        -------------    -------------    -------------    -------------
Total non-operating income (expense)                          (74,034)        (700,047)        (151,030)        (722,164)
                                                        -------------    -------------    -------------    -------------
Loss before provision for income taxes                       (737,004)      (4,423,543)      (1,336,141)      (5,617,984)

Provision for income taxes                                       --               --                800              800
                                                        -------------    -------------    -------------    -------------
Net loss                                                     (737,004)      (4,423,543)      (1,336,941)      (5,618,784)

Dividend requirement for preferred stock                        4,015            5,066            8,029            7,879
                                                        -------------    -------------    -------------    -------------
Net loss applicable to common shareholders                   (741,019)      (4,428,609)      (1,344,970)      (5,626,663)

Other comprehensive (loss)/gain:
Reclassification adjustment                                      --               --             (4,080)            --
Unrealized gain for the period                                (19,590)            --              9,317             --
                                                        -------------    -------------    -------------    -------------
Comprehensive loss                                      $    (760,609)   $  (4,428,609)   $  (1,339,733)   $  (5,626,663)
                                                        =============    =============    =============    =============

Basic and diluted net loss per share                    $       (0.01)   $       (0.06)   $       (0.01)   $       (0.08)

Basic and diluted net loss per share for dividend
  for preferred stock                                   $        0.00    $        0.00    $        0.00    $        0.00

Basic and diluted net loss per share applicable to
                                                        -------------    -------------    -------------    -------------
  common shareholders                                   $       (0.01)   $       (0.06)   $       (0.01)   $       (0.08)
                                                        =============    =============    =============    =============
Basic and diluted weighted average
   shares outstanding                                     122,264,778       74,506,311      111,580,803       66,423,928
                                                        =============    =============    =============    =============

   The accompanying notes are an integral part of these financial statements.

            QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        Six-month periods ended
                                                                             December 31,
                                                                         2005           2004
                                                                      -----------    -----------
       OPERATING ACTIVITIES
   Net loss                                                           $(1,336,941)   $(5,618,784)
   Adjustments to reconcile net loss
    to net cash used in operations:
      Depreciation and amortization                                        85,540         72,026
      Discount on factor                                                    4,796           --
      Expenses paid by a note payable                                      36,478           --
      Issuance of shares for consulting services                          238,697        550,758
      Loss on conversion of debt                                             --          667,570
      Shares issued for compensation                                         --          170,000
      Issuance of shares for officer compensation                            --          427,500
      Permanent decline on value of marketable securities                    --        2,346,564
      Gain on the sale of the investment                                 (113,700)          --
      Beneficial conversion feature expense                                96,966           --
      Amortization of the Unamortized discount                             77,489           --
      Stock options granted                                                  --            1,500
      Warrants granted to consultant                                      206,798        589,602
      Changes in current assets and liabilities:
         (Increase) decrease in accounts receivable                        49,522       (174,170)
         (Increase) in other current assets                                  --          (37,849)
         (Increase) in prepaid expenses                                    (3,192)          --
         Increase in accounts payable                                     121,788        120,395
         Increase in payroll taxes payables                               116,696           --
         (Decrease) in deferred revenue                                   (23,056)          --
         Increase in dividends payable                                       --            7,879
         Increase in other liablilities                                      --           51,823
                                                                      -----------    -----------
   Net cash used in operating activities                                 (442,120)      (825,185)
                                                                      -----------    -----------

INVESTING ACTIVITIES
   Acquisition of equipment                                               (13,429)      (178,181)
   Proceeds from sale of marketable securities                            238,018           --
   (Increase) in restricted cash                                           (2,666)          --
                                                                      -----------    -----------
   Net cash provided by investing activies                                221,923       (178,181)
                                                                      -----------    -----------

FINANCING ACTIVITIES
   Payments on factoring payable                                          (95,279)       (93,492)
   Proceeds from factor                                                   155,816           --
   Proceeds from line of credit                                              --          250,000
   Payments on leases                                                     (60,620)          --
   Proceeds from issuance of debentures                                      --          425,000
   Proceeds from convertible notes                                           --          170,000
   Cash received for shares to be issued                                     --           25,000
   Proceeds from sale of stocks                                            80,000           --
   Prepayments for exercise of warrants                                   125,000           --
   Proceeds from issuance of common stock upon exercise of warrants        59,400        229,967
   Payments of notes payable                                              (10,150)       (14,657)
                                                                      -----------    -----------
Net cash provided by financing activities                                 254,167        991,818
                                                                      -----------    -----------

Net increase (decrease) in cash and cash equivalents                       33,970        (11,548)
Cash and cash equivalents, beginning balance                               12,669         15,600
                                                                      -----------    -----------
Cash and cash equivalents, ending balance                             $    46,639    $     4,052
                                                                      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                   QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. DESCRIPTION OF BUSINESS

Quintek  Technologies,   Inc.  and  Subsidiaries  (referred  to  herein  as  the
"Company", "Quintek", "Our", or "We") is a California corporation.

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


2. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Quintek have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of December 31, 2005, the results of operations for the three months and six months ended December 31, 2005 and 2004, and cash flows for the six months ended December 31, 2005 and 2004. The operating results for the three month and six month period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. The audited financial statements for the year ended June 30, 2005 were filed on October 13, 2005 with the Securities and Exchange Commission and is hereby referenced. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2005 Form 10-KSB.

Use of estimates
----------------

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

Research and development
------------------------

Research and development costs are charged to operations when incurred and are included in operating expenses. The amount charged to operations for the three months and six months ended December 31, 2005 was $0 as compared to $73 and $327 for the same periods in 2004, respectively.

Marketable securities and realized loss due to decline in market value
----------------------------------------------------------------------

On July 29, 2004, the Company entered into an Agreement with Langley Park Investments Plc, a London Investment Company to issue 14,000,000 shares of the Company's common stock to Langley in return for 1,145,595 shares of Langley. Fifty percent of Langley shares issued to the Company under this agreement is to be held in escrow for two years. At the end of two years if the market price for the Company's common stock is at or greater than the Initial Closing Price, the escrow agent will release the full amount. In the event that the market price for the Company's common stock is less than the Initial Closing Price the amount released will be adjusted. At December 31, 2005, the Company recorded unrealized loss of $80,681 for the potential adjustment relating to the decline in the value of the Company's common stocks.

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

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On December 31, 2005, the investments have been recorded as shown below based upon the fair value of the marketable securities.

Marketable securities consisted of the following as of December 31, 2005:

                                                          Market           Accum.         Number of
         Investee Name                Cost               Value at        Unrealized     Shares Held at
            (Symbol)                                December 31, 2005       Gain       December 31, 2005
---------------------------------------------------------------------------------------------------------
Marketable securities:
Langley Park Investments, PLC
Investments held in escrow:
 Langley Park Investments, PLC     $ 1,330,000         $  131,801           $     940       572,798
Reserve for potential loss                                (80,681)            (80,681)
                                -------------------------------------------------------------------------
      Totals                       $ 1,330,000         $   51,120           $ (79,741)      572,798
                                =========================================================================

For the six months ended December 31, 2005, the Company sold 544,158 marketable securities in Langley Park investment for $147,017, realizing a gain of $24,300. The Company sold 1,750,000 shares held in PanaMed for $89,400, which had been impaired in a previous period for a realized gain of $89,400.

Stock-based compensation
------------------------

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

Basic and diluted net loss per share
------------------------------------

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

Deferred revenue
----------------

Deferred revenue represents amounts received from the customers against future sales of goods or services. Deferred revenue amounted to $2,021 as of December 31, 2005.

Issuance of shares for service
------------------------------

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Reporting segments
------------------

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

Reclassifications
-----------------

Certain comparative amounts have been reclassified to conform to the current period presentation.

Recent Pronouncements
---------------------

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the six month period ended December 31, 2005 and 2004, as follows ($ in thousands, except per share amounts):

                                                 Period ended December 31,
                                                    2005           2004
                                               -------------     -----------

     Net loss - as reported                    $    (1,337)       $  ( 5,619)

     Stock-Based employee compensation
       expense included in reported net
       income, net of tax                             --               --

     Total stock-based employee
       compensation expense determined
       under fair-value-based method for
       all rewards, net of tax                        (13)            (362)
                                               -------------     -----------
     Pro forma net loss                        $     (1,350)     $ ( 5,981)
                                               =============     ===========
    (Loss) per share:

     Basic, as reported                        $    (0.01)       $   (0.08)
     Diluted, as reported                      $    (0.01)       $   (0.08)
     Basic, pro forma                          $    (0.01)       $   (0.09)
     Diluted, pro forma                        $    (0.01)       $   (0.09)

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


3. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 consists of the following:

       Scanning Equipment              $ 461,836
       Computer and office equipment     138,083
       Other depreciable assets          102,881
       Software                          194,523
       Furniture and fixture              40,653
                                       ---------
                                         937,976
       Accumulated depreciation         (424,656)
                                       ---------
                                       $ 513,320
                                       =========


4. RESTRICTED CASH

The Company entered into a service agreement with GMAC under which they are required to provide at their own cost a performance bond. Such bond shall be solely for the protection of the client. The initial bond was drafted in the amount of $250,000 and will cover 12 months starting October 1, 2004 and renew annually.

The Company opened a certificate of deposit for $250,000 in October 2004. The Company has accrued interest income of $2,667 for the six months ended December 31, 2005. The Company has recorded $255,291 as restricted cash in the accompanying balance sheet as of December 31, 2005.

5. EMPLOYEE RECEIVABLES

Employee receivables as of December 31, 2005, consist of the following:

Notes receivable from employees, unsecured,
   due on June 30, 2019, interest at 4%         $ 261,454

Interest receivable in connection with
   above notes receivable                          32,729
                                                ---------
                                                  294,183
Valuation allowance                              (294,183)
                                                ---------
                                                 $   -
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

There were no purchases of purchase orders during the six months ended December 31, 2005. At December 31, 2005, the Company had a factoring payable balance of $136,721 associated with this factor. The Company accrued $72,328 for interest for late payments of factoring payables as of December 31, 2005.

During the six months ended December 31, 2005, the Company entered into an agreement to factor $160,612 of qualified invoices for a cash remittance $155,816. As of December 31, 2005, the Company had a factoring payable balance of $65,548 associated with this factor. The Company recorded $4,796 as interest expense in the accompanying financial statements as of December 31, 2005.

7. PAYROLL TAXES-ASSUMED IN MERGER

The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance was $96,661 at December 31, 2005. The Company is delinquent on payments of these payroll tax liabilities.


8. LONG TERM DEBT

 Loans payable,  interest at 7.9% to 20%, due various dates
  in 2005 to   2008 (the company is in default for these
  loans)                                                       $ 321,437
 Loan payable, interest at 17.8%, due 2007                        24,172
 Notes payable, non-interest bearing                              55,000
  (the company is in default on this note)
 Note payable, interest at 5.75%, due July 30, 2006
  (the company is in default and the default interest is 12%)     33,438
 Note payable, interest at 15.99%, due June & July 2006              622
 Notes payable, interest at 8%, due 2006
  (the company is in default on this note)                        31,080
 Note payable, monthly installments $404, due July 2005
  (the company is in default on this note                          1,618
    and classified it as current liability)

                                                               ----------
                                                                $ 467,367
                                                               ==========

9. ADVANCES FROM LENDER

On August 2, 2004, the Company signed a convertible debenture agreement with an accredited investor whereby the Company has received an advance totaling $855,000 for prepayment of warrants to be exercised as of December 31, 2005. The agreement expires on August 2, 2006. The accredited investor has exercised 699,581 warrants into common shares valued at $699,581 as of December 31, 2005. The remaining balance of $155,419 is recorded as advances from lender in the accompanying financial statements as of December 31, 2005. In addition, the holders exercised warrants to purchase 25,000 shares for cash at an exercise price of $1.00 per share.


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
                                                                    =========

Certain of the outstanding convertible bonds have matured as of July 2001 and October 2001. The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds. The Company has recorded the $62,495 as convertible bonds as a current liability in the accompanying financial statements as of December 31, 2005.

11. CONVERTIBLE DEBENTURES

The Company raised $300,000 through the issuance of convertible debentures during the year ended June 30, 2005. The term of the convertible debentures are as follows: pursuant to the terms of conversion, debenture in the amount of $300,000 pays interest at 5 3/4% and includes 3,000,000 warrants to purchase common stock for a period of three years at the exercise price of $1.00. The "Conversion Price" shall be equal to the lesser of (i) $0.50, or (ii) 75% of the average of the 5 lowest Volume Weighted Average Prices during the 20 trading days prior to Holder's election to convert, or (iii) 75% of the Volume Weighted Average Price on the trading day prior to the Holders election to convert market price of the Company's common stock prior to conversion. Upon conversion of the debenture, the holder is obligated to simultaneously exercise the $1.00 warrants providing added funding to the Company. The warrant must be exercised concurrently with the conversion of this debenture in an amount equal to ten times the dollar amount of the Debenture conversion. Upon execution of the securities purchase agreement, $225,000 of the purchase price was due and paid to the Company. The remaining $75,000 was paid to the Company on February 7, 2005 upon effectiveness of the Securities and Exchange Commission's Registration Statement. As of December 31, 2005, the Holder of the debenture converted $72,522 of the debenture amount into 10,491,463 common shares of the Company and exercised 724,581 warrants.

The Company allocated the proceeds from the debenture between the warrant and the debt based on relative fair value of the warrant and the debt. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.4%, volatility of 100% and expected term of one year. The amount allocated to the warrant of $20,348 is being amortized over the term of the debt. The Company calculated a beneficial conversion feature of $279,652. The Company amortized the beneficial conversion feature in accordance with the conversion terms of the note. At December 31, 2005, the convertible debenture of $227,479 is presented in the accompanying financial statements net of the unamortized beneficial conversion feature of $13,959 and unamortized discount arising from the warrant of $2,985.

Pursuant to addendums to the securities purchase agreement dated February 3, 2005, March 30, 2005, and August 30, 2005, the Company delivered 12,500,000 common shares to an escrow agent in accordance to the terms of the agreement. Such shares may only be released by valid debenture conversion and warrant exercise notices submitted to the Company by the Holder. As of December 31, 2005, 3,000,000 common shares remain in the escrow account.

12. CONVERTIBLE NOTE

The Company raised capital through the issuance of a convertible note for $500,000 issued during the year ending June 30, 2004. The note plus any accrued interest is convertible to the Company common shares at $0.06 but limited to 10% of the outstanding shares at the time of conversion. Additionally, the holder will receive one bonus warrant for each conversion share. Each bonus warrant will be exercisable for a period of 5 years from the date of issuance into one share of common shares at a price of $0.10. The Company has issued 6,804,164 common shares on the conversion of $408,250 of the convertible note. The convertible note balance as of December 31, 2005 is $91,750. The total accrued interest on the convertible note amounted to $56,884 as of December 31, 2005.

13. STOCKHOLDERS' DEFICIT

a. Common Stock and Warrants

The Company has authorized 200 million shares of common stock with a par value of $0.01 per share. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares.

During the six month period ended December 31, 2005, the Company issued 477,778 common shares upon exercise of warrants and received cash amounting to $34,400; 4,400,000 common shares to consultants for services to be rendered valued at $529,818 recorded as unamortized consulting; $238,697 of the unamortized consulting had been amortized and recognized as an expense; 50,000 common shares to consultant for services rendered valued at $8,000 recorded as shares to be issued in June 30, 2005, these warrants were recorded in previous year as shares to be issued.; 2,000,000 common shares to an accredited investor for a stock sale and collected $80,000 in cash; 16,500,000 common shares issued to an accredited investor for sale of stock valued at $776,250 pending receipt of cash recorded as a stock subscription receivable; 495,495 common shares pursuant to conversion of debentures and exercise of warrants to the escrow agent; 5,000,000 common shares pursuant to an addendum to a convertible debenture to a joint escrow agent upon which shares can only be released pursuant to valid debenture conversion and warrant exercise. During the six months ending December 31, 2005 $29,021 of the debenture were converted for 5,465,365 common shares and exercises of warrants to purchase 289,581 common shares at an exercise price of $1 per share; 250,000 common shares for conversion of Series A Preferred stock valued at $40,000; and 160,000 common shares for conversion of Series B Preferred stock valued at $30,400.

During the six months ended December 31, 2005, the Company issued 1,292,180 warrants in connection with an investment banking agreement. The Company recorded $106,672 as expense for the cost of the issuance of such warrants during the six month period ended December 31, 2005. An additional expense of $38,607 as of December 31, 2005 was recorded for 305,573 warrants to be issued pursuant to the terms of the investment banking agreement referenced above. The fair value of the warrants is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value.

Annual rate of quarterly dividends                            0.00%
Discount rate - Bond Equivalent Yield                         3.40%
Expected life                                               5 years
Expected volatility                                     90% to 100%

During the six months ended December 31, 2005, the Company recorded $61,519 for the warrants to be issued for the factor for the purchase of the purchase orders.

b. Common Stock Reserved

At December 31, 2005, the Company reserved Common Shares for the following reasons:

Outstanding convertible bonds                151,918 shares

Outstanding of warrants

                                                Number
                                                  of
                                               Warrants
Warrants                                       ---------

 Outstanding June 30, 2005                    15,206,857
 Issued during the period                      1,292,180
 Expired                                      (1,055,000)
 Exercised                                      (767,359)
                                               ---------
 Outstanding December 31, 2005                14,676,678
 Warrants to be issued                         8,218,501
                                              ----------
 Total outstanding                            22,895,179
                                              ==========

c. Stock Option Agreements

The number and weighted average exercise prices of options granted by the Company are as follows:

                                                               Weighted
                                              Number           average
                                                of             exercise
                                              Options          price
                                             ---------         ---------
Options
Outstanding June 30, 2005                    9,470,317           $0.93


Granted                                        312,000            0.10
Exercised                                          -              0.00
Expired/forfeited                             (400,000)           0.15
                                             ---------         ---------

Outstanding December 31, 2005                9,382,317            $ 0.93
                                             =========         ---------



The total outstanding options of 9,382,317 are exercisable as of December 31, 2005.

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

The general terms of the Series A Preferred Stock is as follows: No par value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:1 ratio ; Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At December 31, 2005, the Company had 3,047,531 shares of Series A Preferred stock outstanding valued at $526,506. The Company has recorded a cumulative dividend of $24,447 for the Series A Preferred stockholders as of December 31, 2005 in the accompanying financial statements.

Series B Preferred Stock

The general terms of the Series B Preferred Stock is as follows: No par Value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:5 ratio (i.e. 1 share of Series B Preferred stock is convertible into 5 shares of common stock); Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At December 31, 2005, the Company had 89,271 shares of Series B Preferred Stock outstanding valued at $86,888. The Company has recorded a cumulative dividend of $146 for the Series B Preferred Stockholders as of December 31, 2005 in the accompanying financial statements.

Series C Preferred Stock

The general terms of the Series C Preferred Stock is as follows: No par value; Liquidation Preference - $1.00 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when as declared by the Board of Directors; Conversion Rights - 1:20 ratio (i.e. 1 share of Preferred Series C stock is convertible into 20 shares of common stock); Redemption Rights
- the Company has the right to redeem part or all of the stock upon 30 days written notice at the rate of $1.00 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share.; Voting Rights - one vote per share on all matters requiring shareholder vote. At December 31, 2005, the Company had 17,948 shares of Series C Preferred Stock outstanding valued at $68,211. The Company has recorded a cumulative dividend of $11 for the Series C Preferred Stockholders as of December 31, 2005 in the accompanying financial statements.

The Company has recorded a dividend for preferred shareholders amounting to $8,029 for the six month period ended December 31, 2005, and a cumulative dividend of $24,604 for the preferred stockholders as of December 31, 2005 in the accompanying financial statements. The Company has entered into agreements with various vendors and employees to convert their liabilities into the preferred series of stock.

14. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $0 for income tax during the six month period ended December 31, 2005. The Company paid $28,731 interest during the six month period ended December 31, 2005.

The cash flow statements do not include the following non-cash investing and financing activities:

     o The Company issued 5,465,365 common shares for a conversion of $29,021 of convertible debentures.
     o The Company issued 4,400,000 common shares for consulting services to be provided over agreement period, the value of the shares was $529,818 and the unamortized portion of it is $294,242.
     o The Company issued 264,581 common shares due to the exercise of warrants valued at $264,581 to be offset against the lender advance.
     o The Company issued 410,000 common shares for the conversion of $70,400 of preferred stocks.

15. COMMITMENTS AND CONTINGENCIES

a. Operating Leases
   ----------------

The Company leases its executive offices to Huntington Beach, California and entered into a four year lease agreement on July 1, 2004. The agreement contains a base rent escalation clause. The Company leases its Idaho office facility under a month-to-month rental agreement at $675 per month. Rent expense for these operating leases totaled $54,819 for the six month period ended December 31, 2005.

The future minimum lease payments under non-cancelable leases are as follows for the twelve months ended December 31:

2006                $   92,371
2007                    94,066
2008                    47,457
                      ---------
                    $  233,893
                      =========

b. Litigation
   ----------

On April 16, 2004, Decision One Corporation filed suit in the County of Bannock, Idaho against Quintek for $22,661.56 for goods provided. Since 2000, Decision One (formerly Imation) has been both a vendor to Quintek and a reseller of Quintek's Q4300 Printers. Quintek filed a counterclaim on August 1, 2004. Quintek asserts that Decision One used its authority as a dealer of our product to disparage us, in violation of its dealer agreement with us, and we seek relief for the hundreds of thousands of dollars in business lost because of it. On January 11, 2005, the Court granted Judgment for the sum of $21,000 in favor of the Decision One Corporation. The Court has ruled that Quintek would be allowed to file the counterclaim under this action, rather than a separate lawsuit. The Company can appeal the Court's decision and would have until February 18, 2005 to file the Notice of Appeal. In March 2005, a stipulation settlement was accepted by the Creditor where they agreed to accept $15,000 in full satisfaction of their debt. The Company agreed to pay $2,000 upon execution of the stipulation plus $1,000 for 13 months thereafter. Upon receipt of the final payment, a Satisfaction of Judgment will be entered in the matter. If the Company fails to meet the payment schedule, the Creditor, after giving credit for payments received, shall be allowed to proceed with the full judgment of $21,000 plus accumulated interest and costs. The amount of Judgment of $21,000 is included in accounts payable and accrued expenses in the accompanying financial statements as of December 31, 2005. The balance included in the Accounts payable and accrued expense as of December 31, 2005 is $19,827, the Company is in default on the payment and is liable for the balance after giving credit for the payments made.

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

Weighted average number of shares used to compute basic and diluted loss per share for the three month and six month period ended December 31, 2005 and 2004 are the same since the effect of dilutive securities is anti-dilutive.


17. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2005, the Company had incurred cumulative losses of $31,840,298 including a net loss of $1,336,941 for the six month period ended December 31, 2005. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended December 31, 2005, towards (i) obtaining additional equity financing and (ii) evaluation of its distribution and marketing methods.


18. SUBSEQUENT EVENTS

On January 5, 2006, the Company received a short term loan of $20,000 from a shareholder bearing a simple interest rate of 8%. On January 13, 2006, an accredited investor exercised 3,500,000 warrants for common stock valued at $105,000, the Company received the funds but the shares remain unissued as of February 10, 2006. On January 23, 2006, the Company issued 1,259,260 shares of common stock valued at $113,333 to a media consultant for services. During January 2006, the Company sold 3,166,666 shares of common stock to accredited investors and received $80,000 for sale of such shares. 666,666 shares of common stock remain unissued as of February 10, 2006.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The Company's revenues totaled $535,521 and $1,228,880 for the three months and six months ended December 31, 2005 compared to $322,413 and $436,679 for the same periods in 2004, respectively. Increase in revenues resulted primarily due to changing the Company's sales focus to the services business.

Cost of sales for the three months and six months ended December 31, 2005 totaled $346,808 and $826,432 compared to $271,773 and $356,253 for the same periods in 2004, respectively. The increase of $470,179 for the six month comparative consisted primarily of labor, facility and equipment lease costs relating to the business outsourcing services, whereas cost of sales during fiscal 2004 consisted primarily of labor and production costs. The increase of $75,035 for the three month comparative consisted primarily of labor, equipment lease costs relating to the business outsourcing services, whereas cost of sales during fiscal 2004 consisted primarily of labor and production costs.

Operating expenses totaled $851,683 and $1,587,559 for the three months and six months ended December 31, 2005 compared to $3,774,136 and $4,976,245 for the same periods in 2004, respectively. The decrease of $3,388,686 for the six month comparative resulted from a decrease in sales related expenses, stock-based compensation for officers, directors, employees and consultants and expenses relating to marketable securities. The decrease of $2,922,453 for the three month comparative resulted from a decrease in sales related expenses, expenses relating to marketable securities.

Non-operating income totaled $2,959 and $9,631 for the three months and six months ended December 31, 2005 as compared to $2,853 and $6,178 for the same periods in 2004. The Company recorded a loss on conversion of debt amounting to $667,570 during the six month period ended December 31, 2004 as compared to $0 loss for the same period in 2005. Non-operating expense totaled $2,409 and $5,026 for the three months and six months ended December 31, 2005, compared to $0 for the same periods in 2004. The Company realized a gain of $113,700 on sale of investments and recorded a beneficial conversion feature expense of $44,159 and $96,966 during the three months and six months period ended December 31, 2005, respectively. Interest expense totaled $31,770 and $175,036 for the three months and six months ended December 31, 2005 compared to $35,330 and $60,773 for the same periods in 2004, respectively.

During the six months ended December 31, 2005, the Company billed on 10 contracts for document services, 13 maintenance contacts, and one network software renewal. The Company billed on three contracts for document services, 19 maintenance contracts, and one network upgrade during the six months ended December 31, 2004.

Liquidity and capital resources
-------------------------------

The Company has historically financed operations from the issuance of debt, the sale of common stock and the conversion of common stock warrants. On December 31, 2005, the Company had cash on hand of $46,639 and a working capital deficit of $1,978,177.

Net cash used in operating activities totaled $442,120 for six months ended December 31, 2005. The net cash used in attributed primarily due to decrease in accounts receivable, increase in accounts payable and payroll taxes, and decreases in deferred revenue.

Net cash provided by investing activities totaled $221,923 for the six months ended December 31, 2005 primarily due to net proceeds from the sale of marketable securities.

Net cash provided by financing activities totaled $254,167 for the six months ended December 31, 2005, primarily due to net proceeds from sale of shares, prepayments for exercise of warrants, offset by payments of leases, factoring payables and notes payable.

The Company believes that the receipt of net proceeds from the issuance of debt, the sale of the common stock and the exercise of common stock warrants plus cash generated internally from sales will be sufficient to satisfy our future operations, working capital and other cash requirements for the remainder of the fiscal year, although we currently do not have any plans, contracts or commitments for financing and no assurances can be given that financing will be available on terms the Company deems favorable, or at all. If the Company is unable to raise sufficient capital, it may need to sell certain assets, enter into new strategic partnerships, reorganize or merge with another company to effectively maintain operations.

Item 3. Controls and Procedures

     a) Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and the Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective, as of the date of their evaluation, for the purposes of recording, processing, summarizing and timely reporting material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

     b) Changes in internal controls. There were no changes in internal controls over financial reporting, known to the Chief Executive Officer or Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is likely to materially effect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

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

The Company is a party to an arbitration pending before the Judicial Arbitration and Mediation Services ("JAMS") at 707 Wilshire Blvd., 46th Floor, Los Angeles, CA 90017 entitled Brownell, Robert vs. Quintek Technologies, Inc., case no. 1200003614 Robert Brownell ("Brownell") and Quintek Technologies, Inc. ("Quintek") are the principal parties. Brownell was employed as President of Quintek from March 31, 2004 to until he resigned on March 31, 2005. On July 6, 2005, Brownell filed an Arbitration Complaint against Quintek for promissory fraud, breach of written contract, wrongful constructive termination based on public policy and invasion of privacy. On or about September 20, 2005, Quintek filed a Cross-Complaint against Brownell alleging causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, breach of duty of loyalty, misappropriation of trade secrets, common law misappropriation of trade secrets, unfair competition, civil conspiracy to commit fraud, intentional interference with business relationships, and constructive trust. Both parties seek damages, punitive damages, costs of suit incurred and such other relief as the arbitrator deems proper. The Brownell Arbitration Complaint, the Quintek Arbitration Cross-Complaint and all pleadings, motions and documents filed with JAMS in connection therewith are collectively referred to herein as the "Brownell Arbitration".

The Company is also a party to a JAMS arbitration with Chris de Lapp ("De Lapp"). On March 15, 2004, De Lapp became employed by Quintek in the capacity of Senior Account Executive, and on April 4, 2005 was promoted to the position of Quintek's National Sales Manager, which position he served until he resigned from Quintek on June 4, 2005. On or about November 28, 2005, Quintek filed an Arbitration Complaint against De Lapp, JAMS case no. 1220034091, alleging causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, breach of duty of loyalty, misappropriation of trade secrets, common law misappropriation of trade secrets, unfair competition, civil conspiracy to commit fraud, intentional interference with business relationships, and constructive trust. On or about December 8, 2005, De Lapp filed a Cross-Complaint against Quintek in response to the Quintek Arbitration Complaint, alleging causes of action for breach of contract, account stated, services rendered, open book account, fraudulent inducement, negligent misrepresentation and violations of Labor Codes. The Quintek Arbitration Complaint, the De Lapp Arbitration Cross-Complaint and all pleadings, motions and documents filed with JAMS in connection therewith are collectively referred to herein as the "De Lapp Arbitration".

On or about November 29, 2005, Quintek filed a Complaint against Brownell, De Lapp and Data Imaging Technologies, Inc. ("DIT") in Orange County Superior Court, case no. 05CC12586, alleging causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, breach of duty of loyalty, misappropriation of trade secrets, common law misappropriation of trade secrets, unfair competition, civil conspiracy to commit fraud, intentional interference with business relationships, and constructive trust (the "Superior Court Action").

After some discovery was conducted in the Brownell Arbitration, Quintek, Brownell, De Lapp and DIT entered into settlement discussions. After weeks of settlement negotiations, on Wednesday, February 1, 2006, the parties reached an agreement to resolve the Brownell Arbitration, De Lapp Arbitration and the Superior Court Action by way of a settlement agreement and stipulated injunction. The parties are presently in negotiations as to the final terms of the written settlement agreement and stipulated injunction, and it is expected that said agreement shall be signed by or before February 27, 2006.


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 10, 2005, the Company issued 16,500,000 common shares to an institutional investor for sale of common stock in consideration of $776,250. This cash consideration has not been received by the Company as of December 31, 2005.

On November 17, 2005, the Company issued 500,000 common shares to a consultant in consideration of services valued at $40,000 pursuant to a consulting agreement.

On November 17, 2005, the Company issued 1,500,000 common shares to an investor relations firm in consideration of services valued at $120,000 pursuant to a marketing agreement.

On November 17, 2005, the Company issued 1.800,000 common shares to a consultant in consideration of services valued at $333,818 pursuant to a consulting agreement.

On December 1, 2005, the Company issued 250,000 common shares upon conversion of 250,000 shares of Series A Preferred stock.

On December 12, 2005, the Company issued 160,000 common shares upon conversion 32,000 shares of Series B Preferred stock.

On December 22, 2005, the Company issued 600,000 common shares to a consulting firm in consideration of services valued at $36,000 pursuant to a consulting and financial advising agreement.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

31.1 - Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 - Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 - Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 - Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  QUINTEK TECHNOLOGIES, INC.




Date: February 14, 2006           /s/ ROBERT STEELE
                                  ------------------------------------
                                  Robert Steele, Chairman
                                    and Chief Executive Officer
                                    (Principal Executive Officer)

Date: February 14, 2006            /s/ ANDREW HAAG
                                  ------------------------------------
                                  Andrew Haag, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)