Form 10QSB
period 2006-03-31
QUINTEK TECHNOLOGIES INC
filed 2006-05-22
CIK 1107714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2006

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-28541

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

At May 19, 2006, a total of 142,565,943 shares of registrant's Common Shares were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                           QUINTEK TECHNOLOGIES, INC.
                                   FORM 10-QSB
                   For the Fiscal Quarter Ended March 31, 2006




Part I                                                                   Page
------                                                                   ----

Item 1.  Financial Statements.                                           3

Item 2.  Management's Discussion and Analysis or Plan of Operations.     23

Item 3.  Controls and Procedures                                         25

Part ll                                                                  Page
-------                                                                  ----

Item 1.  Legal Proceedings.                                              26

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds      26

Item 3.  Defaults Upon Senior Securities                                 27

Item 4.  Submission of Matters to a Vote of Security Holders.            27

Item 5.  Other Information                                               27

Item 6.  Exhibits.                                                       27

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              as of March 31, 2006
                                   (Unaudited)

                                     ASSETS

       Current assets:

  Cash and cash equivalents                                                   $     16,858

  Restricted Cash                                                                  257,705

  Accounts receivable, net of allowance for doubtful accounts of $7,929            296,495

  Prepaid expenses                                                                     539
                                                                              ------------
         Total current assets
                                                                                   571,597


Property and equipment, net                                                        488,306

                                                                              ------------
Other assets:

  Deposits                                                                         108,935

  Other assets                                                                         883
                                                                              ------------
         Total other assets
                                                                                   109,818

                                                                              ------------

                                                                              $  1,169,720
                                                                              ============

                See notes to consolidated financial statements.

                   QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                              as of March 31, 2006
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

  Accounts payable and accrued expenses                                       $  1,051,936

  Factoring payable                                                                137,722

  Payroll and payroll taxes payable                                                393,469

  Payroll taxes assumed in merger                                                   96,661

  Advances from lenders                                                             86,736

  Loans payable                                                                    473,884

  Convertible bonds                                                                 62,495

  Convertible debentures                                                           215,234

  Convertible notes                                                                 91,750

  Deferred revenue                                                                  13,421

  Dividend payable                                                                  28,618
                                                                              ------------
        Total current liabilities
                                                                                 2,651,925

Stockholders' deficit:
  Preferred stock, convertible, no par value, 50,000,000 shares authorized,

  3,148,750 shares issued and outstanding                                          681,605
  Common stock, $0.01 par value, 200,000,000 shares authorized,

  141,332,759 shares issued and outstanding                                      1,413,327

  Additional paid-in capital                                                    30,841,771

  Stock subscription receivable                                                   (776,250)

  Unamortized consulting                                                          (327,293)

  Unrealized gain on marketable securities                                         (79,741)

  Investments held in escrow                                                       (51,120)

  Accumulated deficit                                                          (33,184,504)
                                                                              ------------
        Total stockholders' deficit
                                                                                (1,482,205)
                                                                              ------------

        Total liabilities and stockholders' deficit                           $  1,169,720
                                                                              ============


                 See notes to consolidated financial statements.

                   QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited) - split table

                                                       For      the three  month
                                                                periods    ended
                                                                For   the   nine
                                                                month    periods
                                                                ended  March 31,
                                                                2006  March  31,
                                                                2006
                                                           2006              2005                 2006              2005
                                                        -------------    -------------        -------------    -------------

Net revenue                                             $     499,879    $     408,047        $   1,728,759    $     844,726

Cost of revenue                                               329,525          272,650            1,155,958          628,904
                                                        -------------    -------------        -------------    -------------
Gross margin                                                  215,822          170,354              135,397          572,801

Operating expenses:
  Selling, general and administrative                         555,735          444,444            1,759,320        1,969,457

  Permanent decline on value of marketable securities            --               --                   --          2,346,564

  Stock-based compensation                                    802,759             --              1,186,734        1,071,972
                                                        -------------    -------------        -------------    -------------
Total operating expenses                                    1,358,494          444,444            2,946,054        5,387,993
                                                        -------------    -------------        -------------    -------------
Loss from operations                                       (1,188,139)        (309,047)          (2,373,253)      (5,172,171)

Non-operating income (expense):

  Realized gain on investment                                    --               --                113,700             --

  Other income                                                  3,215            4,129               12,846           10,307

  Loss on conversion of debt                                     --           (432,850)                --         (1,100,420)

  Uncollectible from former officers                           (3,299)            --                 (8,325)            --

  Beneficial conversion feature                               (13,959)     (107,222.00)            (110,924)     (135,519.00)

  Interest Income                                               2,413             --                  5,080             --

  Interest expense                                           (140,421)         (40,429)            (315,457)        (105,575)
                                                        -------------    -------------        -------------    -------------
Total non-operating income (expense)                         (152,050)        (576,372)            (303,080)      (1,331,207)

                                                        -------------    -------------        -------------    -------------
Loss before provision for income taxes                     (1,340,190)        (885,419)          (2,676,333)      (6,503,378)


Provision for income taxes                                       --               --                    800              800
                                                        -------------    -------------        -------------    -------------
Net loss                                                   (1,340,190)        (885,419)          (2,677,133)      (6,504,178)


Dividend requirement for preferred stock                        4,015            4,632               12,043           12,511
                                                        -------------    -------------        -------------    -------------
Net loss applicable to common shareholders                 (1,344,205)        (890,051)          (2,689,176)      (6,516,689)

                                                     (continued)

                 See notes to consolidated financial statements.

                   QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (Unaudited)

(continued)
                                                       For the three month periods ended     For the nine month periods ended
                                                                March 31, 2006                        March 31, 2006
                                                           2006              2005                 2006              2005
                                                        -------------    -------------        -------------    -------------

Other comprehensive (loss)/gain:

Reclassification adjustment                                   --               --                 (4,080)            --

Unrealized gain for the period                                   --               --                  9,317             --
                                                        -------------    -------------        -------------    -------------

Comprehensive loss                                      $  (1,344,205)   $    (890,051)       $  (2,683,939)   $  (6,516,689)
                                                        =============    =============        =============    =============


Basic and diluted net loss per share                    $       (0.01)   $       (0.01)       $       (0.02)   $       (0.09)

Basic and diluted net loss per share for dividend

  for preferred stock                                   $        0.00    $        0.00        $        0.00    $        0.00

Basic and diluted net loss per share applicable to
                                                        -------------    -------------        -------------    -------------

  common shareholders                                   $       (0.01)   $       (0.01)       $       (0.02)   $       (0.09)
                                                        =============    =============        =============    =============

Basic and diluted weighted average
   shares outstanding                                     106,389,263       75,264,602          118,289,124       72,214,704
                                                        =============    =============        =============    =============

           Weighted average of dilutine securities has not been taken since the effect of dilutive securities is anti dilutive

                 See notes to consolidated financial statements.

                                    QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Unaudited) (split table)

                                                                  Nine month periods ended
                                                                       March 31, 2006
                                                                   2006              2005
                                                              -------------    -------------
     OPERATING ACTIVITIES
   Net loss                                                   $  (2,677,133)   $  (6,516,689)
   Adjustments to reconcile net loss
     to net cash used in operations:
        Depreciation and amortization                               129,365          102,656

        Discount on factor                                            4,796             --

        Expenses paid by a note payable                              36,478             --
        Issuance of shares for consulting services                  647,404          387,041

        Loss on conversion of debt                                     --          1,100,420

        Shares issued for compensation                                 --            277,431

        Issuance of shares for officer compensation                    --            427,500
        Permanent decline on value of marketable
        securities                                                     --          2,346,564

        Gain on the sale of the investment                         (113,700)            --
        Beneficial conversion feature expense                       110,924          135,519

        Amortization of the Unamortized discount                     87,635             --

        Stock options granted                                       539,330            1,500
        Warrants granted to consultant                              250,343          594,850
        Changes in current assets and liabilities:
               (Increase) decrease in accounts
               receivable                                            18,783         (171,805)

               (Increase) in other current assets                       643           (8,189)

               (Increase) in prepaid expenses                         5,023           (7,329)

               (Increase) in investments                               --           (156,718)
               Increase in accounts payable                         159,937          204,638

               Increase in payroll payables                            --            (76,452)

               Increase in payroll taxes payables                   191,814             --

               (Decrease) in deferred revenue                       (11,656)          (3,518)

               Increase in dividends payable                           --             12,511

               Increase in other liablilities                          --            222,657
                                                              -------------    -------------
   Net cash used in operating activities                           (620,015)      (1,127,413)

                                                            (continued)

                See notes to consolidated financial statements.


                                    QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Unaudited)
(continued)
                                                                  Nine month periods ended
                                                                       March 31, 2006
                                                                   2006              2005
                                                              -------------    -------------
INVESTING ACTIVITIES
   Acquisition of equipment                                         (32,240)        (375,287)

   Proceeds from sale of marketable securities                      238,018             --

   (Increase) in restricted cash                                     (5,080)            --
                                                              -------------    -------------
   Net cash provided by investing activies                          200,699         (375,287)
                                                              -------------    -------------

FINANCING ACTIVITIES
   Payments on factoring payable                                   (266,694)         (93,492)

   Proceeds from factor                                             262,684             --

   Proceeds from line of credit                                        --            200,000

   Payments on leases                                               (61,735)            --

   Proceeds from issuance of debentures                                --            484,500

   Proceeds from convertible notes                                     --            170,000

   Proceeds from sale of stocks                                     265,000             --
   Prepayments for warrants to be issued for note
   conversion                                                       175,000          600,000
   Proceeds from issuance of common stock upon exercise
   of warrants                                                       59,400          254,968
   Payments of notes payable                                        (10,150)         (14,657)
                                                              -------------    -------------
Net cash provided by financing activities                           423,505        1,601,319
                                                              -------------    -------------

Net increase (decrease) in cash and cash equivalents                  4,189           98,619

Cash and cash equivalents, beginning balance                         12,669            4,052
                                                              -------------    -------------
Cash and cash equivalents, ending balance                     $      16,858    $     102,671
                                                              =============    =============

            See notes to consolidated financial statements

                           QUINTEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

2. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Quintek have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of March 31, 2006, the results of operations for the three months and nine months ended March 31, 2006 and 2005, and cash flows for the nine months ended March 31, 2006 and 2005. The operating results for the three month and nine month period ended
March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2006. The audited financial statements for the year ended June 30, 2005 were filed on October 13, 2005 with the Securities and Exchange Commission and is hereby referenced. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2005 Form 10-KSB.

                           QUINTEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Research and development

Research and development costs are charged to operations when incurred and are included in operating expenses. The amount charged to operations for the three months and nine months ended March 31, 2006 was $0 as compared to $73 and $52,694 for the same periods in 2005, respectively.

Marketable securities and realized loss due to decline in market value

On July 29, 2004, the Company entered into an Agreement with Langley Park Investments Plc, a London Investment Company to issue 14,000,000 shares of the Company's common stock to Langley in return for 1,145,595 shares of Langley. Fifty percent of Langley shares issued to the Company under this agreement is to be held in escrow for two years. At the end of two years if the market price for the Company's common stock is at or greater than the Initial Closing Price, the escrow agent will release the full amount. In the event that the market price for the Company's common stock is less than the Initial Closing Price the amount released will be adjusted. For the nine months ended March 31, 2006, the Company recorded an unrealized loss of $79,741 for the potential adjustment relating to the decline in the value of the Company's common stocks.

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

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On March 31, 2006, the investments have been recorded as shown below based upon the fair value of the marketable securities.

Marketable securities consisted of the following:

                                                        Market           Accum.         Number of
         Investee Name                Cost             Value at        Unrealized     Shares Held at
            (Symbol)                               March 31, 2006       Gain         March 31, 2006


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
                                =========================================================================

                           QUINTEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

For the nine months ended March 31, 2006, the Company sold 544,158 marketable securities in Langley Park investment for $147,017, realizing a gain of $24,300.

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

Deferred revenue

Deferred revenue represents amounts received from the customers against future sales of goods or services. Deferred revenue amounted to $13,421 as of March 31, 2006.

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

                           QUINTEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

Recent Pronouncements

Recently Issued Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006. The Company has not evaluated the impact of this pronouncement its financial statements. In March 2006 FASB issued SFAS 156 `Accounting for Servicing of Financial Assets' this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This
Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose `Amortization method' or Fair value measurement method' for each class of separately recognized servicing assets and servicing liabilities.

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

                           QUINTEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

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

Had the Company determined employee stock based compensation cost based on a fair value model at the grant date for its stock options under SFAS 123, the Company's net earnings per share would have been adjusted to the pro forma amounts for the nine month period ended March 31, 2006 and 2005, as follows ($ in thousands, except per share amounts):
                                                 Nine months ended March 31,
                                                    2006           2005
                                               -------------     -----------

     Net loss - as reported                    $    (2,677)       $(6,504)

     Stock-Based employee compensation
       expense included in reported net
       income, net of tax                             539               --

     Total stock-based employee
       compensation expense determined
       under fair-value-based method for
       all rewards, net of tax                        (485)            (362)
                                               -------------     -----------
     Pro forma net loss                        $     (2,623)     $ (6,866)
                                               =============     ===========
    (Loss) per share:

     Basic, as reported                        $    (0.01)       $   (0.09)
     Diluted, as reported                      $    (0.01)       $   (0.09)
     Basic, pro forma                          $    (0.01)       $   (0.10)
     Diluted, pro forma                        $    (0.01)       $   (0.10)

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first quarter of fiscal 2006. The Company is still under the process of evaluating the impact of this standard on its financial statements.

                           QUINTEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2006 consists of the following:

       Scanning Equipment              $ 478,576
       Computer and office equipment     136,254
       Other depreciable assets          102,881
       Software                          198,423
       Furniture and fixture              40,653
                                       ---------
                                         956,787
       Accumulated depreciation         (468,481)
                                       ---------
                                       $ 488,306
                                       =========

4. RESTRICTED CASH

The Company entered into a service agreement with GMAC under which they are required to provide at their own cost a performance bond. Such bond shall be solely for the protection of the client. The initial bond was drafted in the amount of $250,000 and will cover 12 months starting October 1, 2004 and renew annually.

The Company opened a certificate of deposit for $250,000 in October 2004. The Company has recorded interest income of $5,080 for the nine months ended March 31, 2006. The Company has recorded $257,705 as restricted cash in the accompanying balance sheet as of March 31, 2006.

5. EMPLOYEE RECEIVABLES

Employee receivables as of March 31, 2006, consist of the following:


Notes receivable from employees, unsecured,
   due on June 30, 2019, interest at 4%         $ 296,782

Interest receivable in connection with
   above notes receivable                          35,628
                                                ---------
                                                  261,154
Valuation allowance                              (261,254)
                                                ---------
                                                 $   -
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

                           QUINTEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

pay a late fee of 3% for payments not made within 30 days and 5% for those not made in 60 days. At the option of the Factor, the late fees may be paid with Company stock. If paid by Company stock, the stock bid price will be discounted 50% in computing the shares to be issued in payment of the late fee.


Pursuant to the terms of the factor agreement, the Factor entitled to receive two (2) bonus warrants for each dollar of purchase orders purchased. The bonus warrants will be exercisable at the average closing price of the Company's common stock for the 90 days prior to the purchase order transactions they represent or a 50% discount to the closing price of the Company's stock at the time exercised at the option of the Factor. The warrants are exercisable over a five year period. The Company has recorded $46,992 as interest expense for the nine months period ended March 31, 2006. The Company has not issued any warrants during the nine month period ending March 31, 2006.

There were no purchases of purchase orders during the nine months ended March 31, 2006. At March 31, 2006, the Company had a factoring payable balance of $116,722 associated with this factor. The Company has accrued $59,147 for interest for late payments of factoring payables as of March 31, 2006.

During the nine months ended March 31, 2006, the Company entered into an agreement to factor $289,312 of qualified invoices for a cash remittance of $284,516. As of March 31, 2006, the Company had a factoring payable balance of $1,000 associated with this factor. The Company recorded $8,204 as interest expense in the accompanying financial statements as of March 31, 2006.

The Company has entered into bridge loan agreements with two individuals. At March 31, 2006 the Company had a factoring balance associated with these factors of $20,000. The Company has accrued $11,204 for interest of these factoring payables as of March 31, 2006.

7. PAYROLL TAXES-ASSUMED IN MERGER

The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance was $96,661 at March 31, 2006. The Company is delinquent on payments of these payroll tax liabilities.

8. LOANS PAYABLE


 Loans payable,  interest at 7.9% to 20%, due various dates     $313,039
  in 2005 to 2008 (the company is in default for these loans)
 Loan payable, interest at 17.8%, due 2007                        20,705
 Notes payable, non-interest bearing                              55,000
  (the company is in default on this note)
 Note payable, interest at 5.75%, due July 30, 2006
  (the company is in default and the default interest is 12%)     33,438
 Note payable, interest at 15.99%, due June & July 2006              622
 Notes payable, interest at 8%, due 2006
  (the company is in default on this note)                        31,080

 Note payable, interest at 8%, due May 31, 2006                   20,000
                                                               ----------
                                                                $473,884
                                                               ===========

9. ADVANCES FROM LENDER

On August 2, 2004, the Company signed a convertible debenture agreement with an accredited investor whereby the Company has received an advance totaling $905,000 for prepayment of warrants to be exercised as of March 31, 2006. The


                                      -15-
<
                           QUINTEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

agreement expires on August 2, 2006. The accredited investor has exercised 818,264 warrants into common shares valued at $818,264 as of March 31, 2006. The remaining balance of $86,736 is recorded as advances from lender in the accompanying financial statements as of March 31, 2006. In addition, the holders exercised warrants to purchase 25,000 shares for cash at an exercise price of $1.00 per share.

10. CONVERTIBLE BONDS

Bonds payable with interest at 9%, due on various dates in 2001 and 2002, convertible to shares of common stock in
 increments of $1,000 or more.                                       $ 21,354

Bonds payable with interest at 12%, due July 2002, convertible to shares of common stock in increments
of $500 or more.                                                       41,141
                                                                     --------
                                                                       62,495
                                                                    =========

Certain of the outstanding convertible bonds have matured as of July 2001 and October 2001. The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds. The Company has recorded the $62,495 as convertible bonds as a current liability in the accompanying financial statements as of March 31, 2006.

11. CONVERTIBLE DEBENTURES

The Company raised $300,000 through the issuance of convertible debentures during the year ended June 30, 2005. The term of the convertible debentures are as follows: pursuant to the terms of conversion, debenture in the amount of $300,000 pays interest at 5 3/4% and includes 3,000,000 warrants to purchase common stock for a period of three years at the exercise price of $1.00. The "Conversion Price" shall be equal to the lesser of (i) $0.50, or (ii) 75% of the average of the 5 lowest Volume Weighted Average Prices during the 20 trading days prior to Holder's election to convert, or (iii) 75% of the Volume Weighted Average Price on the trading day prior to the Holders election to convert market price of the Company's common stock prior to conversion. Upon conversion of the debenture, the holder is obligated to simultaneously exercise the $1.00 warrants providing added funding to the Company. The warrant must be exercised concurrently with the conversion of this debenture in an amount equal to ten times the dollar amount of the Debenture conversion. Upon execution of the securities purchase agreement, $225,000 of the purchase price was due and paid to the Company. The remaining $75,000 was paid to the Company on February 7, 2005 upon effectiveness of the Securities and Exchange Commission's Registration Statement. As of March 31, 2006, the Holder of the debenture converted $84,326 of the debenture amount into 13,372,780 common shares of the Company and exercised 843,264 warrants.

The Company allocated the proceeds from the debenture between the warrant and the debt based on relative fair value of the warrant and the debt. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.4%, volatility of 100% and expected term of one year. The amount allocated to the warrant of $20,348 is being amortized over the term of the debt. The Company calculated a beneficial conversion feature of $279,652. The Company amortized the beneficial conversion feature in accordance with the conversion terms of the note. At March 31, 2006, the convertible debenture of $215,234 is presented in the accompanying financial statements net of the unamortized beneficial conversion feature of $-0- and unamortized discount arising from the warrant of $440.

                           QUINTEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


12. CONVERTIBLE NOTE

The Company raised capital through the issuance of a convertible note for $500,000 issued during the year ending June 30, 2004. The note plus any accrued interest is convertible to the Company common shares at $0.06 but limited to 10% of the outstanding shares at the time of conversion. Additionally, the holder will receive one bonus warrant for each conversion share. Each bonus warrant will be exercisable for a period of 5 years from the date of issuance into one share of common shares at a price of $0.10. The Company has issued 6,804,164 common shares on the conversion of $408,250 of the convertible note. The convertible note balance as of March 31, 2006 is $91,750. The total accrued interest on the convertible note amounted to $59,147 as of March 31, 2006.

13. STOCKHOLDERS' DEFICIT

a. Common Stock and Warrants

The Company has authorized 200 million shares of common stock with a par value of $0.01 per share. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares.

During the nine month period ended March 31, 2006, the Company issued 477,778 common shares upon exercise of warrants and received cash amounting to $34,400; 5,992,837common shares to consultants for services to be rendered valued at $669,837 recorded as unamortized consulting of which $341,944 of the unamortized consulting had been amortized and recognized as an expense; 50,000 common shares to a consultant for services rendered valued at $8,000 previously recorded as shares to be issued in June 30, 2005; 8,666,666 common shares to accredited investors for a stock sales and collected $265,000 in cash; 16,500,000 common shares issued to an accredited investor for sale of stock valued at $776,250 pending receipt of cash recorded as stock subscription receivable; 8,346,682 common shares pursuant to conversion of debentures and exercise of warrants to the escrow agent; . $40,889 of debentures were converted into8,346,682 common shares and exercises of warrants to purchase 408,264 common shares at an exercise price of $1 per share; 250,000 common shares for conversion of Series A Preferred stock valued at $40,000; 160,000 common shares for conversion of Series B Preferred stock valued at $30,400; 2,000,000 common shares valued at $140,000 pursuant to an exchange agreement for investor to remit free trading shares to a corporate consultant, and the issuance of 20,00 warrants to third parties for services rendered valued at $870. The Company granted 2,000,000 warrants valued at $88,604, to a note holder in lieu of penalty for non payment of the note payable balance amounting to $200,000

During the nine months ended March 31, 2006, the Company issued 1,292,180 warrants in connection with an investment banking agreement and recorded $106,672 as expense for the cost of the issuance of such warrants. An additional expense of $54,197 was recorded during the above period for 536,078 warrants to be issued pursuant to the terms of the investment banking agreement referenced above. The fair value of the warrants is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value.

Annual rate of quarterly dividends                            0.00%
Discount rate - Bond Equivalent Yield                         3.40%
Expected life                                               5 years
Expected volatility                                     90% to 100%

                           QUINTEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


During the nine months ended March 31, 2006, the Company recorded an expense of $61,519 for the warrants to be issued for a factor pursuant to the factoring of purchase orders.

b. Common Stock Reserved

At March 31, 2006, the Company reserved Common Shares for the following reasons:


Outstanding convertible bonds                151,918 shares

Outstanding of warrants

                                                Number
                                                  of
                                               Warrants
Warrants                                       ---------

 Outstanding June 30, 2005                    15,206,857
 Issued during the period                      4,162,180
 Expired                                      (2,555,000)
 Exercised                                      (886,042)
                                               ---------
 Outstanding March 31, 2006                   15,927,995
 Warrants to be issued                         8,149,351
                                              ----------
 Total outstanding                            24,077,346
                                              ==========

c. Stock Option Agreements

The number and weighted average exercise prices of options granted by the Company are as follows:


                                               Number          Weighted
                                                 of            Average exercise
                                               Options         price
                                              ----------      ----------------
Options
Outstanding June 30, 2005                      9,470,317       $ 0.93
                                                                 0.10
Granted                                        7,233,626         0.00
Exercised                                           ---           --
Expired/forfeited                              (400,000)         0.15
                                             ------------     --------
Outstanding March 31, 2006                    16,303,943       $ 0.93
                                             ============     --------

The total option granted to officers and employees are valued at $539,330, the total outstanding options of 16,303,943 are exercisable as of March 31, 2006.

d. Stock transactions approved by the shareholders

At the Annual Meeting of the shareholders held on June 30, 2004, the shareholders approved by a majority vote to increase to 200,000,000 shares, $0.01 par value common stock, and 50,000,000 shares no par value, preferred stock which the corporation shall have authority to issue. The board of

                           QUINTEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

directors is authorized to divide the preferred stock into any number of classes or series, fix the designation and number of shares of each such series or class and alter or determine the rights, preferences, privileges and restrictions of each or series of preferred stock

Series A Preferred Stock

The general terms of the Series A Preferred Stock is as follows: No par value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:1 ratio ; Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At March 31, 2006, the Company had 3,047,531 shares of Series A Preferred stock outstanding valued at $526,506. The Company has recorded a cumulative dividend of $28,443 for the Series A Preferred stockholders as of March 31, 2006 in the accompanying financial statements.

Series B Preferred Stock

The general terms of the Series B Preferred Stock is as follows: No par Value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:5 ratio (i.e. 1 share of Series B Preferred stock is convertible into 5 shares of common stock); Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At March 31, 2006, the Company had 89,271 shares of Series B Preferred Stock outstanding valued at $86,888. The Company has recorded a cumulative dividend of $161 for the Series B Preferred Stockholders as of March 31, 2006 in the accompanying financial statements.

Series C Preferred Stock

The general terms of the Series C Preferred Stock is as follows: No par value; Liquidation Preference - $1.00 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when as declared by the Board of Directors; Conversion Rights - 1:20 ratio (i.e. 1 share of Preferred Series C stock is convertible into 20 shares of common stock); Redemption Rights
- the Company has the right to redeem part or all of the stock upon 30 days written notice at the rate of $1.00 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share.; Voting Rights - one vote per share on all matters requiring shareholder vote. At March 31, 2006, the Company had 17,948 shares of Series C Preferred Stock outstanding valued at $68,211. The Company has recorded a cumulative dividend of $14 for the Series C Preferred Stockholders as of March 31, 2006 in the accompanying financial statements.

The Company has recorded a dividend for preferred shareholders amounting to $12,043 for the nine month period ended March 31, 2006, and a cumulative dividend of $28,618 for the preferred stockholders as of March 31, 2006 in the accompanying financial statements. The Company has entered into agreements with various vendors and employees to convert their liabilities into the preferred series of stock.

                           QUINTEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


14. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $0 for income tax during the nine month period ended March 31, 2006. The Company paid $35,104 interest during the nine month period ended March 31, 2006.

The cash flow statements do not include the following non-cash investing and financing activities:

     o The Company issued 8,346,682 common shares for a conversion of $40,826 of convertible debentures.
     o The Company issued 5,992,837 common shares for consulting services to be provided over agreement period, the value of the shares was $669,837 and the unamortized portion of it is $327,293.
     o The Company issued 408,264 common shares due to the exercise of warrants valued at $408,264 to be offset against the lender advance.
     o The Company issued 410,000 common shares for the conversion of $70,400 of preferred stocks.

15. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

The Company leases its executive offices to Huntington Beach, California and entered into a four year lease agreement on July 1, 2004. The agreement contains a base rent escalation clause. The Company leases its Idaho office facility under a month-to-month rental agreement at $675 per month. Rent expense for these operating leases totaled $80,255 for the nine month period ended March 31, 2006.

The future minimum lease payments under non-cancelable leases are as follows as of March 31, 2006:

              2006                $   92,794
              2007                    94,490
              2008                    23,728
                                    ---------
                                  $  211,013
                                    =========

b) Litigation

On April 16, 2004, Decision One Corporation filed suit in the County of Bannock, Idaho against Quintek for $22,661.56 for goods provided. Since 2000, Decision One (formerly Imation) has been both a vendor to Quintek and a reseller of Quintek's Q4300 Printers. Quintek filed a counterclaim on August 1, 2004. Quintek asserts that Decision One used its authority as a dealer of our product to disparage us, in violation of its dealer agreement with us, and we seek relief for the hundreds of thousands of dollars in business lost because of it. On January 11, 2005, the Court granted Judgment for the sum of $21,000 in favor of the Decision One Corporation. The Court has ruled that Quintek would be allowed to file the counterclaim under this action, rather than a separate lawsuit. The Company can appeal the Court's decision and would have until February 18, 2005 to file the Notice of Appeal. In March 2005, a stipulation settlement was accepted by the Creditor where they agreed to accept $15,000 in full satisfaction of their debt. The Company agreed to pay $2,000 upon execution of the stipulation plus $1,000 for 13 months thereafter. Upon receipt of the final payment, a Satisfaction of Judgment will be entered in the matter. If the Company fails to meet the payment schedule, the Creditor, after giving credit for payments received, shall be allowed to proceed with the full judgment of $21,000 plus accumulated interest and costs. The Company has recorded the full amount of judgment of $21,000 and accrued interest in the accompanying financial statements as of March 31, 2006. In April 2006, the Company made a payment of $16,827 to satisfy its obligations pursuant to the terms of the judgment.

                           QUINTEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

An action which was pending in the Superior Court of the State of California for Orange County against one of its competitors, a former employee and a former officer of the Company, has been resolved by mutual agreement. The settlement includes an injunction which prevents the defendants from soliciting or initiating contact with 23 accounts until February 28, 2007. There was no admission or acknowledgment of any wrongdoing by the defendants in stipulating to the injunction. The plaintiff, Quintek Technologies, Inc., and defendants Robert Brownell, Chris De Lapp and Document Imaging Technologies, Inc. entered into a stipulated injunction in the matter which provides, among other things, that Defendants and all of their respective officers, agents, representatives, directors, affiliates, employees, successors in interest, and all persons acting in concert or participating with them, are restrained and enjoined from soliciting or initiating contact with 23 clients listed in the injunction. Additionally, the Defendants shall not use, disclose, disseminate or publish in any manner Quintek's confidential business information and/or trade secrets including lists of clients, candidates, information regarding contracts or prospective Quintek contracts with clients and candidates, computer programs, business plans and strategies, prices, job descriptions, contracts, budgets, and similar confidential or proprietary materials or information respecting Quintek's or its clients' or candidates' business affairs, as well as confidential information of a personal nature of Quintek's and its employees, managers and officers, without the prior written consent of Quintek.

All other related claims and causes of action were dismissed with prejudice.

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

Weighted average number of shares used to compute basic and diluted loss per share for the three month and nine month period ended March 31, 2006 and 2005 are the same since the effect of dilutive securities is anti-dilutive.

17. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2006, the Company had incurred cumulative losses of $33,184,504 including a net loss of $2,677,133 for the nine month period ended March 31, 2006. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                           QUINTEK TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2006, towards (i) obtaining additional equity financing and (ii) evaluation of its distribution and marketing methods.

18. SUBSEQUENT EVENTS

On April 11, 2006, pursuant to an investment bank agreement, the investor converted $5,000 of a convertible debenture and was issued 1,183,184 common shares. In conjunction with this transaction, the investor also exercised 50,000 warrants and had remitted a prepayment of $50,000 on February 23, 2006 for this exercise of warrants. On April 17, 2006, the Company received a cash remittance of $60,000 from an accredited investor as an advance against future warrant exercises. On May 10, 2006, the Company executed a promissory note to an accredited investor for $50,000 bearing 10% interest per annum, The note is due six months from the date of issuance, in addition, the Company granted to the investor 1,500,000 warrants to purchase common stock at $0.0333, expiring May 10, 2009.

Item 2. Management's Discussion and Analysis

Results of Operations
---------------------

Our revenues totaled $499,879 and $1,728,759 for the three months and nine months ended March 31, 2006 compared to $408,047 and $844,726 for the same periods in 2005, respectively. Increases in revenues resulted primarily due to changing the Company's sales focus to the services business.

Cost of sales for the three months and nine months ended March 31, 2006 were $329,525 and $1,155,958 compared to $272,650 and $628,904 for the same periods in 2005, respectively. The increases of $56,875 and $527,054 for the three and nine months ended March 31, 2006, respectively, in cost of sales consisted primarily of labor, facility and equipment lease costs relating to the business outsourcing services, whereas cost of sales during fiscal 2005 consisted primarily of labor and production costs.

Operating expenses totaled $1,358,494 and $2,946,054 for the three months and nine months ended March 31, 2006 compared to $444,444 and $5,387,993 for the same periods in 2005, respectively. The increase of $914,050 for the three months ended March 31, 2006 compared to the same period in 2005 resulted primarily due to increased stock based compensation. The decrease of $2,441,939 for the nine month period ended March 31, 2006 compared to the same period in 2005 resulted from controlling officer compensations and consulting costs. The
Company recorded a permanent decline on value of marketable securities of $2,346,564 during the nine month period ended March 31, 2005, whereas no such costs were incurred during the same periods in 2006.

Non-operating income and expenses: Other income totaled $3,215 and $12,846 for the three months and nine months ended March 31, 2006 as compared to $4,129 and $10,307 for the same periods in 2005, respectively. The Company recorded a loss on conversion of debt amounting to $0 during the three months and nine months period ended March 31, 2006 as compared to $ 432,850 and $1,100,420 loss for the same periods in 2005, respectively. The Company realized a gain of $0 and $113,700 on sale of investments during the three months and nine months period ended March 31, 2006 as compared to $0 for the same periods in 2005. The Company recorded a beneficial conversion feature expense of $13,959 and $110,924 during the three months and nine months period ended March 31, 2006 as compared to $107,222 and $135,519 for the same periods in 2005, respectively. Interest expense totaled $140,421 and $315,457 for the three months and nine months period ended March 31, 2006 compared to $40,429 and $105,575 for the same periods in 2005, respectively. Interest expense increased due to the increase in additional leases financed by the Company and additional interest recorded on warrant issuances.

During the nine months ended March 31, 2006, the Company billed on 15 contracts for document services, 13 maintenance contracts, and one network software renewal compared to the nine months ended March 31, 2005, the Company billed on nine contracts for document services, 19 maintenance contracts, and one network software renewal. During the three months ended March 31, 2006 the Company billed on 9 contracts for document services, no maintenance contracts, and no network software renewal for document services compared to the three months ended March 31, 2005, the Company billed on seven contracts for document services, 15 maintenance contracts, and one network software renewal.

Liquidity and capital resources
-------------------------------

The Company has historically financed operations from the issuance of debt, the sale of common stock and the conversion of common stock warrants. On March 31, 2006, the Company had cash on hand of $16,858 and working capital deficit of $2,080,328.

Net cash used in operating activities totaled $620,015 for nine months ended March 31, 2006. The net cash used is attributed primarily due to decrease in accounts receivable, increase in accounts payable and payroll taxes, and decreases in deferred revenue.

Net cash provided by investing activities totaled $200,699 for the nine months ended March 31, 2006 primarily due to net proceeds from the sale of marketable securities.

Net cash provided by financing activities totaled $423,505 for the nine months ended March 31, 2006, primarily due to net proceeds from sale of shares, prepayments for exercise of warrants, offset by payments of leases, factoring payables and notes payable.

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

Item 3. Controls and Procedures

a) Evaluation of disclosure controls and procedures. An evaluation as of March 31, 2006 was performed under the supervision and with participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were effective as of that date to ensure that the information required to be disclosed by us in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

b) Changes in internal controls. There was no change in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially effect, the Company's internal control over financial reporting.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as described below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

On April 16, 2004, Decision One Corporation filed suit in the County of Bannock, Idaho against Quintek for $22,661.56 for goods provided. Since 2000, Decision One (formerly Imation) has been both a vendor to Quintek and a reseller of Quintek's Q4300 Printers. Quintek filed a counterclaim on August 1, 2004. Quintek asserts that Decision One used its authority as a dealer of our product to disparage us, in violation of its dealer agreement with us, and we seek relief for the hundreds of thousands of dollars in business lost because of it. On January 11, 2005, the Court granted Judgment for the sum of $21,000 in favor of the Decision One Corporation. The Court has ruled that Quintek would be allowed to file the counterclaim under this action, rather than a separate lawsuit. The Company can appeal the Court's decision and would have until February 18, 2005 to file the Notice of Appeal. In March 2005, a stipulation settlement was accepted by the Creditor where they agreed to accept $15,000 in full satisfaction of their debt. The Company agreed to pay $2,000 upon execution of the stipulation plus $1,000 for 13 months thereafter. Upon receipt of the final payment, a Satisfaction of Judgment will be entered in the matter. If the Company fails to meet the payment schedule, the Creditor, after giving credit for payments received, shall be allowed to proceed with the full judgment of $21,000 plus accumulated interest and costs. The Company has recorded the full amount of judgment of $21,000 and accrued interest in the accompanying financial statements as of March 31, 2006. In April 2006, the Company made a payment of $16,827 to satisfy its obligations pursuant to the terms of the judgment.

An action which was pending in the Superior Court of the State of California for Orange County against one of its competitors, a former employee and a former officer of the Company, has been resolved by mutual agreement. The settlement includes an injunction which prevents the defendants from soliciting or initiating contact with 23 accounts until February 28, 2007. There was no admission or acknowledgment of any wrongdoing by the defendants in stipulating to the injunction. The plaintiff, Quintek Technologies, Inc., and defendants Robert Brownell, Chris De Lapp and Document Imaging Technologies, Inc. entered into a stipulated injunction in the matter which provides, among other things, that Defendants and all of their respective officers, agents, representatives, directors, affiliates, employees, successors in interest, and all persons acting in concert or participating with them, are restrained and enjoined from soliciting or initiating contact with 23 clients listed in the injunction. Additionally, the Defendants shall not use, disclose, disseminate or publish in any manner Quintek's confidential business information and/or trade secrets including lists of clients, candidates, information regarding contracts or prospective Quintek contracts with clients and candidates, computer programs, business plans and strategies, prices, job descriptions, contracts, budgets, and similar confidential or proprietary materials or information respecting Quintek's or its clients' or candidates' business affairs, as well as confidential information of a personal nature of Quintek's and its employees, managers and officers, without the prior written consent of Quintek. All other related claims and causes of action were dismissed with prejudice

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 18, 2006, February 13, 2006, February 21, 2006 and March 20, 2006, the Company sold an aggregate of 6,666,666 common shares to five accredited investors for consideration of $185,000.

On January 23, 2006, the Company issued 1,259,260 common shares valued at $113,333 to a consultant in consideration for media campaign services. The common shares were valued at the closing market price of the shares on the date of issuance.

On March 6, 2006, the Company issued 333,577 common shares valued at $26,686 to a consultant in consideration of services pursuant to a consulting agreement. The common shares were valued at the closing market price of the shares on the date of issuance.

On March 20, 2006, the Company issued 2,000,000 common shares valued at $140,000 to an accredited investor in exchange for the investor remitting shares to a third party for settlement of payables. The common shares were valued at the closing market price of the shares on the date of issuance.

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



                                 QUINTEK TECHNOLOGIES, INC.

Date: May 22, 2006               /s/ ROBERT STEELE
                                 --------------------------------------------
                                 Robert Steele, Chairman
                                 and Chief Executive Officer

Date: May 22, 2006               /s/ ANDREW HAAG
                                 --------------------------------------------
                                 Andrew Haag, Chief Financial Officer