Form 10KSB
period 2006-06-30
QUINTEK TECHNOLOGIES INC
filed 2006-09-28
CIK 1107714

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                     For the Fiscal Year Ended June 30, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission file number: 0-28541

                           QUINTEK TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            California                                    77-0505346
  (State or other jurisdiction                 (IRS Employer Identification No.)
of incorporation or organization)

                               17951 Lyons Circle
                       Huntington Beach, California 92647
                    (Address of principal executive offices)

                                 (714) 848-7741
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(g) of the Act:
                           Common stock, no par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.

Yes [ ] No [X] Delinquent filers are disclosed herein.

Total revenues for Fiscal Year Ended June 30, 2006 were $2,307,402.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on September 25, 2006, was $[ ].

As of September 25, 2006, there were 151,699,773 shares of issuer's common stock outstanding.

                           QUINTEK TECHNOLOGIES, INC.
                                   FORM 10-KSB

                     For the Fiscal Year Ended June 30, 2006


Part I                                                                                                             Page
------                                                                                                             ----

Item 1.    Description of Business.                                                                                3

Item 2.    Description of Property.                                                                                13

Item 3.    Legal Proceedings.                                                                                      13

Item 4.    Submission of Matters to a Vote of Security Holders.                                                    13


Part ll                                                                                                            Page
------                                                                                                             ----

Item 5.    Market for Common Equity and Related Stockholder Matters.                                               14

Item 6.    Management's Discussion and Analysis or Plan of Operation.                                              16

Item 7.    Financial Statements                                                                                    F-1

Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.                   20

Item 8A.   Controls and Procedures.                                                                                20

Item 8B.   Other Information.                                                                                      20


Part lll                                                                                                           Page
------                                                                                                             ----

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
           of the Exchange Act.                                                                                    21

Item 10.   Executive Compensation.                                                                                 22

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters          23

Item 12.   Certain Relationships and Related Transactions.                                                         26

Item 13.   Exhibits.                                                                                               27

Item 14.   Principal Accountant Fees and Services.                                                                 30


Signatures.                                                                                                        31

ITEM 1. - DESCRIPTION OF BUSINESS

      This Annual Report on Form 10-KSB (including the section regarding Management's Discussion and Analysis of Financial Condition and Results of
Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-KSB. Additionally, statements concerning future matters are forward-looking statements.

      Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking  statements,  which  speak  only as of the  date of this  Annual
Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investor Relations/SEC Filings," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.wpcs.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

      We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-KSB. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Overview

      We are a California corporation. Our corporate headquarters are located at 17951 Lyons Circle, California, 92647. Quintek Electronics, Inc., our predecessor company was founded in July 1991. On January 14, 1999, Quintek Electronics, Inc. was acquired in a merger by Pacific Diagnostics Technologies, Inc. and the surviving entity's name was changed to Quintek Technologies, Inc. On February 24, 2000, we acquired all of the outstanding shares of common stock of Juniper Acquisition Corporation. Upon effectiveness of that acquisition, Quintek elected to become the successor issuer to Juniper for reporting purposes under the Securities Exchange Act of 1934.

      We provide back office services and solutions to improve efficiencies within organizations. We accomplish this through out-sourcing/in-sourcing services, consulting services and solution sales. Through our wholly owned subsidiaries Quintek Services, Inc., or QSI, and Sapphire Consulting Services, Inc. provides services to enable Fortune 500 and Global 2000 corporations to reduce costs and maximize revenues.

      Our QSI business unit provides back-office services to reduce our customer's costs by enabling them to focus on their core competencies. We reduce our customer's costs by converting their mission critical documents from paper to electronic formats, making these documents readily organized and available and automating the routing and approval processes related to electronic documents via the internet. We deliver superior customer service, fast turnaround time and competitive prices.

Market Overview

      The outsourcing of jobs that can be performed via the Internet has come to be called business process outsourcing or BPO. Forester Research, Inc estimates that the market for BPO services will grow from $19 billion in 2004 to $146 billion in 2008. Additionally, in an August 2006 report from Business Insights, titled "The BPO Market Outlook" they state that, "The BPO market is the single fastest growing area of the IT services sector. Growing at 8% annually it is expected to grow from $112.1 billion is 2005 to $144 billion in 2008." In a report dated June 26, 2006 form Forrester entitled "Service Oriented Architecture Will Shape the Future of BPO Delivery" states that, "Labor arbitrage is the most straightforward element of BPO delivery." Quintek bridges the gap of getting information to the outsourced laborer and is a key enabler of SOA implementation.

      We solve three major problems for the outsourcing market.

      First, outsourced worker needs timely access to relevant information. The most efficient and effective way is to have data and or source documents converted to digital format. The information may then be easily shipped to the worker electronically or via digital media (Disk, Hard Drive, Mag Tape, etc). Quintek solves this problem through its high speed- high volume scanning and data captue operations.

      Second, closing a multi-year, multi-million dollar outsourcing deal requires specialized sales skill. Proposal drafting and presentation, project management, detailed costing are all needed to close and execute long term contracts for BPO customers. Barriers exist, such as language, time and distance, as BPO service providers are based in other countries. This creates challenges in discovery and proposal creation, closing the sale and management of the project. Quintek solves this problem with a management tea that has over 40 years of experience with sales and implementation technology services industry.

      Lastly, there are system integration requirements that must be supported with a US presence. Quintek brings a US presence with specialized systems integration experience to this growing market.

      Recent activity in this space by large private equity groups further validates the growth in the industry and attractiveness to institutional investors. This past year ACS, a Fortune 500 company with reported annual revenues of over $4 billion and more than 40,000 employees, was courted for a buyout by major private equity firms including the Blackstone group. The company declined offers and proceeded to make a tender offer for a significant portion of their own stock. Additionally, SourceCorp, a business process outsourcing solutions to clients throughout the U.S, with reported annual revenues of approximately $415 million, was recently acquired by Apollo Management L.P., one of the most active and successful private investment firms in the United States.

Market Opportunity

      Our core competencies are converting mission critical documents from paper to electronic formats, making these documents readily organized and available and automating the routing and approval processes related to electronic documents via the internet. We market these core competencies in three document processing market segments: mortgages; healthcare and accounts payable.

      According to the Mortgage Banking Association, there will be $1.8 trillion in mortgage originations in 2006, down from $1.96 Trillion in 2005. We calculate that this represents approximately 13 million loans to be processed. Our experience is that each loan yields an average of 200 documents and that the customer will pay approximately $0.10 per mortgage page. This yields an addressable market of $260 million. According to Healthcare Informatics.com, there were 15 billion health claims filed in 2004. Our experience is that customers pay an average of $0.10 per claim for processing. This yields an addressable market of $1.5 billion for healthcare claims processing service. In 2005, total revenues from the Fortune 500 companies were $8.2 trillion. Our experience is that a company will spend 0.025% of its revenue on accounts payable outsourcing. This yields an addressable market of $1.7 billion for A/P processing services.

BPO Services Overview

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

Our Core Competencies

Mailroom Outsourcing

      The most efficient solution for a customer is for the customer to outsource the mail handling function. We physically retrieve the mail directly from the post office through a P.O. Box, sort, scan and capture key data fields from each document. The scanned images and corresponding data are uploaded directly to the customer's Enterprise Content Management , or ECM, or one of our Application Service Provider partners' systems for online viewing by the customer's end user. This service is sold per piece of mail processed. Our mailroom outsourcing service is delivered from our Huntington Beach, California facility.

High-Speed Scanning

      Fortune 500 companies and other large organizations manage documents using ECM systems such as OnBase from Hyland Software Inc., Documentum from EMC
Corporation or FileNet P8 from Filenet Corporation. These are very large databases with web browser interfaces that allow people all over the world to access and interact with document-based content in an organized manner twenty-four hours a day/seven days a week.

      The scope of work for a high speed scanning contract will usually include us receiving paper documents and delivering these documents directly into the customer's ECM system. Scanning is the process of converting a paper document into a digital image saved in electronic format such as a TIFF or PDF file. High-end scanners are similar to high-end copiers with sheet feeders, but they output electronic files, not more paper. We provide the ground transportation and secure facility for processing the documents, trained staff for processing the documents, expertise to index, scan and categorize the documents, expertise to re-assemble the original documents in the format and order they were delivered and the expertise to upload the documents and the indexing into the customer's ECM system. This often has to be done in less than 24 hours from receipt of the document.

      In its current configuration, our Huntington Beach facility can convert 6,550,000 images per month up from 2,400,000 per month last year. At a rate of $0.05 an image this could result in approximately $300,000 a month in billings and a gross profit of $120,000. Running two shifts at full capacity, the facility could process 13,200,000 documents a month, this could result in approximately $660,000 a month in billings and a gross profit of $264,000. This would materially impact the financial status of the company.

Domestic/Offshore Data Capture, OCR, and Indexing

      We can use manual and OCR or Optical Character Recognition, technologies to create indexing for converted digital images. Indexing of documents facilitates a more efficient means of retrieving critical documents and information for future use.

      We guarantee our customers "Sigma Level 5," a 99.5% accuracy rate. We ensure this by utilizing an "Enter - Enter - Compare" process, whereby two separate operators independently index the same document, then compare results using automated systems. If discrepancies are found between the two separate operator versions, the batch is immediately rejected and routed to a senior project manager for rework.

      We can perform this service in-house or offshore. Services are priced by the keystroke. A typical healthcare claim form may require between 400 and 1000 keystrokes. With volumes in the millions, our customers may pay $0.01- $0.02 per keystroke.

ASP Hosting of Scanned Images

      Once images have been scanned, end-users need an ECM system. We will continue to provide clients with support for best of breed choice preferred by the customer such as OnBase from Hyland Software Inc., Documentum and Application Extender from EMC Corporation or FileNet P8 from Filenet Corporation. For customers that do not want to install and maintain their own ECM system, we resell web-based document hosting ASP services from our partners such as Hyland Software's OnBase. This provides our clients the efficient and immediate capability of viewing business critical documents online.

Workflow Automation

      We design and install software systems for automating the routing and approval processes related to electronic documents via the internet. [you only have one sentence to describe a core function you provide? Please expand]

Delivery of products or services

      Our high speed scanning, data capture, OCR & indexing and in-house imaging solutions services are performed either in our Huntington Beach, California facility or on client's site. We currently service clients in Thousand Oaks, California; Los Angeles, California; San Francisco, California; Seattle, Washington and Cambridge, Massachusetts.

Direct Sales

      We currently have one full-time outside sales person and two inside sales people. We hope to grow this to a national staff. These senior salespeople are experienced and paid a base salary and a sales commission commensurate with that experience and are expected to meet an annual sales quota. We provide an incentive stock option plan to attract top sales talent.

Sales Incentives and Compensation

      Salespeople receive a stock option bonus for meeting specific revenue goals. Our sales people are compensated based on the gross profit of the sale. Sales people receive no commission for jobs sold at less than 20% gross profit.

Partnership Agreement with FedEx Kinko's

      On June 1, 2004, we signed a sales partner agreement with FedEx Kinko's. With this relationship, FedEx Kinko's can resell our BPO services. Our sales team has been working with FedEx Kinko's sales representatives on selling our services. We have sold and delivered on several customer contracts under this agreement. Under this agreement, we executed and delivered on one long-term contract with a leading life sciences and biotechnology company. This contract was expanded in the past year from one customer site to four and revenues have increased incrementally. We are providing services in two California locations, one location in Washington and one in Massachusetts.

COMPETITION

      Our document imaging and BPO services are a mix of existing microfilm conversion service providers, scanning service providers, document management system integrators, and offshore data entry organizations. There are only a few national providers of BPO and document imaging services, including Affiliated Computer Services (NYSE:ACS) of Dallas, Texas, SourceCorp of Dallas, Texas and Electronic Data Systems Corp of Plano, Texas (NYSE:EDS).

      EDS is a Fortune 500 company with reported annual revenues of approximately $20 billion that provides a broad portfolio of business and technology solutions to help its clients worldwide improve their business performance. The company's core portfolio comprises information-technology, applications and business process services, as well as information-technology transformation services.

      ACS is a Fortune 500 company with reported annual revenues of over $4 billion more than 40,000 employees supporting client operations in nearly 100 countries provides business process and information technology outsourcing solutions to world-class commercial and government clients. This past year, ACS was courted for a buyout by major private equity firms. The company declined offers and proceeded to make a tender offer for a significant portion of their own stock.

      SourceCorp is a business process outsourcing solutions to clients throughout the U.S. SourceCorp reported annual revenues of approximately $415 million. This company focuses on business processes in information-intensive industries including healthcare, legal, financial services, government, transportation and logistics. This company has offices in 24 states and operates in approximately 40 states, Washington D.C., Mexico and both domestically and offshore through alliances. SourceCorp was recently acquired by Apollo Management L.P., one of the most active and successful private investment firms in the United States.

CUSTOMERS

      We had two customers that individually represented more than 10% of our revenues for the fiscal year ended June 30, 2006; GMAC represented 37% of our revenue and FedEx Kinko's represented 16% of its revenue. In June 2006, we ceased production for GMAC at their DiTech.com facility.

EMPLOYEES

      As of September 25, 2006, we had 22 full time employees, of which 15 are hourly employees and seven are salaried. We consider our relations with our employees to be good.

RISKS RELATED TO BUSINESS

      You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

We Have a History of Losses Which May Continue, Requiring Us to Seek Additional Sources of Capital Which May Not be Available, Requiring Us to Curtail or Cease Operations

      We had a net loss of $2,945,710 for the year ended June 30, 2006 compared to a net loss of $7,417,687 for the fiscal year ended June 30, 2005. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to establish significant sales of our software and hardware products and our business process outsourcing services. Our possible success is dependent upon the successful development and marketing of our services and products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. Based on our current funding arrangements, we anticipate that we will not require additional funds to continue our operations for the next twelve months. In the event that we do not receive the remaining funds under our financing arrangement with Cornell Capital or if we need additional financing, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

If We are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and if We do Obtain Additional Financing Our then Existing Shareholders may Suffer Substantial Dilution

      Additional capital may be required to effectively support the operations and to make strategic acquisitions. However, there can be no assurance that financing will be available when needed on terms that are acceptable to us. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our
marketing  and  development  plans  and  possibly  cease  our  operations.   Any
additional equity financing may involve substantial dilution to our then existing shareholders.

Our Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About Our Ability to Continue as a Going Concern, Which May Hinder Our Ability to Obtain Future Financing

      In their report dated September 15, 2006, our Independent Registered Public Accounting Firm stated that our financial statements for the year ended June 30, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations ($4,560,311), including net losses of $2,945,710 and $7,417,687 for the fiscal years ending June 30, 2006 and 2005, respectively. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

Many of Our Competitors are Larger and Have Greater Financial and Other Resources than We do and Those Advantages Could Make it Difficult for Us to Compete With Them

      The general market for our products and services is extremely competitive and includes several companies which have achieved substantially greater market shares than we have, and have longer operating histories, have larger customer bases, have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

Our Products may Infringe Upon the Intellectual Property Rights of Others and Resulting Claims Against Us Could be Costly and Require Us to Enter Into Disadvantageous License or Royalty Arrangements

      The  business  process  outsourcing   industry  is  characterized  by  the
existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing upon known proprietary rights of third parties, we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and our attention or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. Furthermore, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us. Any of these results could harm our business. We may be increasingly subject to infringement claims as the number of, and number of features of, our products grow.

If We are not Able to Manage Our Growth We may Never Achieve Profitability

      Our success will depend on our ability to expand and manage our operations and facilities. There can be no assurance that we will be able to manage our growth, meet the staffing requirements of manufacturing scale-up or for current or additional collaborative relationships or successfully assimilate and train our new employees. In addition, to manage our growth effectively, we will be required to expand our management base and enhance our operating and financial systems. If we continue to grow, there can be no assurance that the management skills and systems currently in place will be adequate or that we will be able to manage any additional growth effectively. Failure to achieve any of these goals could have a material adverse effect on our business, financial condition or results of operations.

If We Are Unable to Retain the Services of Messrs. Steele and Haag or If We Are Unable to Successfully Recruit Qualified Personnel, We May Not Be Able to Continue Our Operations.

      Our success depends to a significant extent upon the continued service of Mr. Robert Steele, our Chief Executive Officer and Mr. Andrew Haag, our Chief Financial Officer. Loss of the services of Messrs. Steele or Haag could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Messrs. Steele or Haag. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified personnel. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Risks Relating to Our Current Financing Arrangement:

There Are a Large Number of Shares Underlying Our Secured Convertible Debentures and Warrants That May be Available for Future Sale and the Resale of These Shares May Depress the Market Price of Our Common Stock.

      As of September 25, 2006, we had 151,699,773 shares of common stock issued and outstanding, secured convertible debentures issued and outstanding that may be converted into 31,578,948 shares of common stock based on current market prices and outstanding warrants to purchase 56,397,000 shares of common stock. In addition, we have an obligation pursuant to a securities purchase agreement we entered into in May 2006 to issue additional secured convertible debentures that may be converted into 38,596,492 shares of our common stock based on current market prices. Additionally, the number of shares of common stock issuable upon conversion of the outstanding secured convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the secured convertible debentures and upon exercise of our warrants, may be sold without restriction upon the effectiveness of the registration statement registering their resale. The resale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Secured Convertible Debentures Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

      Our obligation to issue shares upon conversion of our secured convertible debentures is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible debentures (excluding accrued interest), based on market prices 25%, 50% and 75% below the market price as of September 25, 2006 of $0.03 per share.

                                                       Number          % of
% Below        Price Per        With Discount        of Shares     Outstanding
 Market          Share              at 5%             Issuable        Stock
 ------          -----              -----             --------        -----

  25%           $0.0225           $0.021375          93,567,252      38.15%
  50%           $ 0.015           $ 0.01425         140,350,878      48.06%
  75%           $0.0075           $0.007125         380,701,755      71.51%

      As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders.

The Continuously Adjustable Conversion Price Feature of Our Secured Convertible Debentures May Encourage Investors to Make Short Sales in Our Common Stock, Which Could Have a Depressive Effect on the Price of Our Common Stock.

      The secured convertible debentures are convertible into shares of our common stock at a 5% discount to the trading price of the common stock prior to the conversion. The downward pressure on the price of the common stock as the investor converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. The investors could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of the secured convertible debentures, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

The Issuance of Shares Upon Conversion of the Secured Convertible Debentures and Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution to Our Existing Stockholders.

      The issuance of shares upon conversion of the secured convertible debentures and exercise of warrants may result in substantial dilution to the interests of other stockholders since the investors may ultimately convert and sell the full amount issuable on conversion. Although the investor may not convert its secured convertible debentures and/or exercise its warrants if such conversion or exercise would cause it to own more than 4.99% of our outstanding common stock, this restriction does not prevent the investor from converting and/or exercising some of its holdings and then converting the rest of its holdings. In this way, the investor could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

In The Event That Our Stock Price Declines, The Shares Of Common Stock Allocated For Conversion Of The Secured Convertible Debentures to be Registered Pursuant To A Registration Statement May Not Be Adequate And We May Be Required to File A Subsequent Registration Statement Covering Additional Shares. If The Shares We Have Allocated And Plan to Register Are Not Adequate And We Are Required To File An Additional Registration Statement, We May Incur Substantial Costs In Connection Therewith.

      Based on our current market price and the potential decrease in our market price as a result of the issuance of shares upon conversion of the secured convertible debentures, we have made a good faith estimate as to the amount of shares of common stock that we are required to register and allocate for conversion of the secured convertible notes. Accordingly, we plan to allocate and register, upon obtaining an increase in the authorized number of shares of common stock, at least 150,000,000 shares to cover the conversion of the secured convertible debentures. In the event that our stock price decreases, the shares of common stock we have allocated for conversion of the secured convertible debentures and plan to register may not be adequate. If the shares we allocate and register pursuant to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

If We Are Required for any Reason to Repay Our Outstanding Convertible Debentures, We Would Be Required to Deplete Our Working Capital, If Available, Or Raise Additional Funds. Our Failure to Repay the Secured Convertible Debentures, If Required, Could Result in Legal Action Against Us, Which Could Require the Sale of Substantial Assets.

      In May 2006, we entered into a Securities Purchase Agreement for the sale of $2,000,000 principal amount of secured convertible debentures. The secured convertible debentures are due and payable, with 10% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. Although we currently have $900,000 secured convertible debentures outstanding, the investors are obligated to purchase additional secured convertible debentures in the aggregate of $1,100,000. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreements or related convertible debentures, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible debentures, including default interest rate on the outstanding principal balance of the secured convertible debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible debentures will be converted into shares of our common stock, in accordance with the terms of the secured convertible debentures. If we were required to repay the secured convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured convertible debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

If an Event of Default Occurs under the Securities Purchase Agreement, Secured Convertible Debentures or Security Agreement, the Investor Could Take Possession of all Our Goods, Inventory, Contractual Rights and General Intangibles, Receivables, Documents, Instruments, Chattel Paper, and Intellectual Property.

      In connection with the Securities Purchase Agreement, we executed a Security Agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The Security Agreement states that if an event of default occurs under the Securities Purchase Agreement, Secured Convertible Debentures or Security Agreement, the Investor has the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

Risks Relating to Our Common Stock:

If We Fail to Remain Current in Our Reporting Requirements, We Could be Removed From the OTC Bulletin Board Which Would Limit the Ability of Broker-Dealers to Sell Our Securities and the Ability of Stockholders to Sell Their Securities in the Secondary Market.

      Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

      The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

      o that a broker or dealer approve a person's account for transactions in penny stocks; and
      o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o obtain financial information and investment experience objectives of the person; and
      o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

      o sets forth the basis on which the broker or dealer made the suitability determination; and
      o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

      Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

ITEM 2. DESCRIPTION OF PROPERTY.

      We lease 7,062 square feet for our executive offices at 17951 Lyons Circle, Huntington Beach, California. The lease expires on June 30, 2008, with an option to extend at the end of the commencement year. The current monthly lease amount for this facility is $7,768.

      We lease on a month-to-month basis, 1,800 square feet of office and warehouse space at 720 N. 4th Street, Montpelier, Idaho, for our accounting and purchasing function. The current monthly rent is $675. We believe that our current office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

ITEM 3. LEGAL PROCEEDINGS.

      From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

      On April 16, 2004, Decision One Corporation filed suit in the County of Bannock, Idaho against us for $22,661.56 for goods provided. Since 2000, Decision One (formerly Imation) has been both a vendor to us and a reseller of our Q4300 Printers. We filed a counterclaim on August 1, 2004. We assert that Decision One used its authority as a dealer of our product to disparage us, in violation of its dealer agreement with us, and we sought relief for the hundreds of thousands of dollars in business lost because of it. On January 11, 2005, the Court granted Judgment for the sum of $21,000 in favor of the Decision One
Corporation. The Court has ruled that we would be allowed to file the counterclaim under this action, rather than a separate lawsuit. In March 2005, a stipulation settlement was accepted by Decision One where they agreed to accept $15,000 in full satisfaction of their debt. We agreed to pay $2,000 upon execution of the stipulation plus $1,000 for 13 months thereafter. In April 2006, we made a payment of $16,827 to satisfy our obligations pursuant to the terms of the judgment and a Satisfaction of Judgment was entered in the matter.

      An action which was pending in the Superior Court of the State of California for Orange County against one of our competitors, a former employee and a former officer of ours, has been resolved by mutual agreement. The settlement includes an injunction which prevents the defendants from soliciting or initiating contact with 23 accounts until February 28, 2007. There was no admission or acknowledgment of any wrongdoing by the defendants in stipulating to the injunction. We, the plaintiff, and defendants Robert Brownell, Chris De Lapp and Document Imaging Technologies, Inc. entered into a stipulated injunction in the matter which provides, among other things, that Defendants and all of their respective officers, agents, representatives, directors, affiliates, employees, successors in interest, and all persons acting in concert or participating with them, are restrained and enjoined from soliciting or initiating contact with 23 clients listed in the injunction. Additionally, the Defendants shall not use, disclose, disseminate or publish in any manner our confidential business information and/or trade secrets including lists of clients, candidates, information regarding contracts or prospective Quintek contracts with clients and candidates, computer programs, business plans and strategies, prices, job descriptions, contracts, budgets, and similar confidential or proprietary materials or information respecting us or our clients' or candidates' business affairs, as well as confidential information of a personal nature of us and our employees, managers and officers, without our prior written consent. All other related claims and causes of action were dismissed with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

      Our common stock is quoted on the OTC Bulletin Board under the symbol "QTEK".

      For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                                 Fiscal Year 2005
                                                 ----------------
                                  High                 Low
                                  ----                 ---
      First Quarter               $0.21                $0.14
      Second Quarter              $0.26                $0.16
      Third Quarter               $0.20                $0.10
      Fourth Quarter              $0.18                $0.10

                                                 Fiscal Year 2006
                                                 ----------------
                                  High                 Low
                                  ----                 ---
      First Quarter               $0.12                $0.07
      Second Quarter              $0.08                $0.05
      Third Quarter               $0.09                $0.06
      Fourth Quarter              $0.07                $0.04

                                                 Fiscal Year 2007
                                                 ----------------
                                  High                 Low
                                  ----                 ---
      First Quarter (1)           $0.05                $0.03
      Second Quarter              xxx                  Xxx
      Third Quarter               xxx                  Xxx
      Fourth Quarter              xxx                  Xxx

      (1)   As of September 25, 2006.

Holders

      As of September 25, 2006, we had approximately 500 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Interwest Transfer Co., Inc., 1981 E. Murray Holladay Road, Suite 100, Salt Lake City Utah 84117.

Dividends

      We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any cash dividends to stockholders in the foreseeable future. In addition, any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements, and such other factors as the Board of Directors deem relevant.

Recent Sale of Unregistered Securities

      On April 12, 2006, we issued 1,183,184 shares of common stock upon conversion of $5,000 of a previously issued convertible debenture.

      On April 12, 2006, we issued 50,000 shares of common stock valued at $50,000 upon exercise of outstanding warrants.

      On June 15, 2006, we issued 4,000,000 shares of common stock to a consultant valued at $160,000 pursuant to a fee agreement in regards to raising funding. The common shares were valued at the closing market price of the shares on the date of issuance.

      On June 15, 2006, we issued 1,370,286 common shares to a marketing partner for an engagement fee valued at $58,811. The common shares were valued at the closing market price of the shares on the date of issuance.

      On June 23, 2006, we issued 234,375 common shares to a consultant for settlement in full of agreement fees valued at $7,500. The common shares were valued at the closing market price of the shares on the date of issuance.

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on May 17, 2006, and amended on September 15, 2006, for the sale of $2,000,000 in secured convertible debentures and warrants. The investors are obligated to provide us with an aggregate of $2,000,000 as follows:

      o $750,000 was disbursed on May 17, 2006;

      o $150,000 was disbursed on September 15, 2006;

      o $600,000 will be disbursed two business days prior to the date a registration statement registering for resale the shares of common stock underlying the secured convertible debentures and warrants is filed by us with the Securities and Exchange Commission; and

      o $500,000 will be disbursed upon the effectiveness of the registration statement registering the shares of common stock underlying the secured convertible debentures and warrants.

      Accordingly, we have received a total of $900,000 pursuant to the Securities Purchase Agreement.

      The secured convertible debentures bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investor's option, at the lower of (i) $0.0662 or (ii) 95% of the lowest daily volume weighted average price of our common stock, as quoted by Bloomberg, LP, during the 30 trading days immediately preceding the date of conversion.

      In connection with the securities purchase agreement, as amended, we agreed to issue Cornell warrants to purchase an aggregate of 56,397,000 shares of our common stock, exercisable for a period of five years; including warrants to purchase 17,857,000 shares at an exercise price of $0.05, warrants to purchase 15,625,000 shares at an exercise price of $0.055, warrants to purchase 12,500,000 shares at an exercise price of $0.065 and warrants to purchase 10,415,000 shares at an exercise price of $0.08. All of the warrants were issued upon closing. We have the option to force the holder to exercise the warrants, as long as the shares underlying the warrants are registered pursuant to an effective registration statement, if the closing bid price of our common stock trades above certain levels. In the event that the closing bid price of our common stock is greater than or equal to $0.10 for a period of 20 consecutive days prior to the forced conversion, we can force the warrant holder to exercise the $0.05 warrants. In the event that the closing bid price of our common stock is greater than or equal to $0.11 for a period of 20 consecutive days prior to the forced conversion, we can force the warrant holder to exercise the $0.055 warrants. In the event that the closing bid price of our common stock is greater than or equal to $0.13 for a period of 20 consecutive days prior to the forced conversion, we can force the warrant holder to exercise the $0.065 warrants. In the event that the closing bid price of our common stock is greater than or equal to $0.16 for a period of 20 consecutive days prior to the forced conversion, we can force the warrant holder to exercise the $0.08 warrants.

      The investor has contractually agreed to restrict its ability to convert the debentures or exercise the warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of common stock.

      Unless   otherwise   noted,   the  sales  set  forth  above   involved  no
underwriter's discounts or commissions and are claimed to be exempt from registration with the Securities and Exchange Commission pursuant to Section 4
(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering, the issuance and sale by us of shares of our common stock to financially sophisticated individuals who are fully aware of our activities, as well as our business and financial condition, and who acquired said securities for investment purposes and understood the ramifications of same.

Item 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

      This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

      Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. We believe that our assumptions are based upon reasonable data derived from and known about our business and operations. No assurances are made that actual results of operations or the results of our future activities will not differ materially from its assumptions. Factors that could cause differences include, but are not limited to, expected market demand for our services, fluctuations in pricing for materials, and competition.

Results of Operations for the Fiscal Year ended June 30, 2006 Compared to Fiscal Year Ended June 30, 2005

      Our revenues totaled $2,307,402 and $1,547,923 for the twelve months ended June 30, 2006 and 2005, respectively, an increase of $759,479 (149%) in 2006 was due to our investment in sales and marketing efforts and resultant increase in new sales contracts.

      For the twelve months ended June 30, 2006 and 2005, cost of revenue was $1,522,814 and $1,070,001 respectively, an increase of $452,813 (142%). Cost of revenue for both periods consisted mostly of labor and production costs. Cost of revenue increased in 2006 due to increase in revenues from increase in new sales contracts we received.

      Total operating expenses were $5,344,899 for the twelve-month period ended June 30, 2006 as compared to $5,982,314 for the same period in 2005. The decrease in operating expenses of $637,415 (12%) in 2006 as compared to 2005 resulted primarily due to a permanent decline in the market value of marketable securities we held as investment. Selling, general and administrative expenses in 2006 were $3,832,925 compared to $2,200,476, an increase of $1,631,449 (77%)
primarily due to increased funding costs, legal fees, penalties and salary expenses.

      Total non-operating income for the twelve months ended June 30, 2006 was $1,615,401 compared to total non-operating expense of $1,912,495 for the same period in 2005. During 2006, we realized a gain on sale of investment of $113,700 and recorded a change in fair value of warrants of $2,171,921. We recorded a beneficial conversion feature expense of $110,924 and interest expense of $571,674. During 2005, we recorded a loss of $594,892 due to conversion of debt, beneficial conversion feature expense of $317,021 and interest expense of $1,122,703. As a result, we incurred a reduction in net loss of $2,945,710 for the period ending June 30, 2006 compared to a net loss of $7,417,687 for the same period in 2005. This reduction in net loss is attributed to the increase in net revenue, reduction in the permanent decline of marketable securities, and the non-operating income recorded pursuant to the change in the fair value of warrants.

      In June 2006, we ceased production of mortgage processing services for GMAC at their DiTech.com facility. This customer represented a material portion of our revenues over the past 12 months. We are focused on obtaining additional business to replace this contract and grow revenues. There can be no assurance that we will be able to obtain a significant amount of new business to replace these revenues.

      At June 30, 2006, our total assets were $1,417,374 compared to $1,402,264 as of June 30, 2005. The assets increased by $15,110 (1.1%) primarily due to receipt of cash funding from a financing conducted with Cornell Capital resulting in an increase in cash and cash equivalents. Total current liabilities at June 30, 2006 were $2,196,415 compared to $2,168,067 as of June 30, 2005. The current liabilities increased by $28,348 (1.3%) primarily due to an increase in accrued expenses, loans payable and convertible debentures as a result of growth of business. The long term debt decreased to $28,741 as of June 30, 2006 compared to $128,162 at June 30, 2005.

      We are currently in default on two outstanding convertible bonds totaling $62,495. Interest continues to accrue against the principal. The notes are unsecured. The holders of the bonds that are in default have indicated that they do not want to convert their debt to stock and wish to be repaid in cash. At present, we do not have the funds to repay the indebtedness. It is not known whether we will be able to repay or renegotiate this debt. Additionally, our current liabilities exceeded our current assets by $1,558,787 at June 30, 2006. If we are unable to cure the default or renegotiate our debt, we may not be able to continue as a going concern.

      We owe $96,661 in payroll withholding taxes that were assumed in a merger and are past due.

Liquidity and Capital Resources

      Our principal capital requirements during the fiscal year 2007 are to fund the internal operations and acquisitions of profitable and growth-oriented businesses. We plan to raise necessary funds by selling our own common shares to selected investors and bringing in business partners whose contributions include the necessary cash. In view of low borrowing interest rates, we are actively pursuing additional credit facilities with financial institutions as a means to obtain new funding. Our management estimates that it currently has the funding facilities in place to operate for at least twelve months. We have historically financed operations from the sale of our common stock and the conversion of common stock warrants. At June 30, 2006, we had cash on hand of $410,007 as compared cash on hand of $12,669 at June 30, 2005.

      Net cash used in operating activities for the year ended June 30, 2006 was $1,208,903, primarily attributable to the increase in accounts payable and accrued expenses of $163,508, decrease in accounts receivable of $87,657, decrease in prepaid expenses of $5,562, and decrease in deferred revenue of $16,656.

      Net cash provided by investing activities for the year ended June 30, 2006 was $457,879, primarily due to the proceeds from sale of marketable securities of $233,938 and removal of restrictions on cash of $260,087. We used $36,146 of cash to acquire equipment during the year ended June 30, 2006.

      Net cash provided by financing activities for the year ended June 30, 2006 was $1,148,361. The increase was primarily attributable to proceeds from issuance of debentures of $750,000, proceeds from issuance of convertible notes of $50,500, proceeds from sale of shares to be issued of $151,750, proceeds from sale of common shares of $265,000, proceeds from prepayments for warrants to be issued for note conversion of $125,000, proceeds from issuance of common stock upon exercise of warrants of $59,400. We made lease payments of $128,540, payments on notes payable of $22,914, and net payments on factoring payables of $101,834.

      As a result of the above activities, we experienced a net increase in cash and cash equivalents of $397,338 as of June 30, 2006 as compared to $2,931 net decrease in cash as of June 30, 2005. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from institutional investors or by selling our common shares and fulfilling our business plan. Other than as described below, we do not have any commitments for capital and we cannot give any assurances that capital will be available on terms we deem favorable or at all.

      To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on May 17, 2006, and amended on September 15, 2006, for the sale of $2,000,000 in secured convertible debentures and warrants. The investors are obligated to provide us with an aggregate of $2,000,000 as follows:

      o $750,000 was disbursed on May 17, 2006;

      o $150,000 was disbursed on September 15, 2006;

      o $600,000 will be disbursed two business days prior to the date a registration statement registering for resale the shares of common stock underlying the secured convertible debentures and warrants is filed by us with the Securities and Exchange Commission; and

      o $500,000 will be disbursed upon the effectiveness of the registration statement registering the shares of common stock underlying the secured convertible debentures and warrants.

      Accordingly, we have received a total of $900,000 pursuant to the Securities Purchase Agreement.

      The secured convertible debentures bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investor's option, at the lower of (i) $0.0662 or (ii) 95% of the lowest daily volume weighted average price of our common stock, as quoted by Bloomberg, LP, during the 30 trading days immediately preceding the date of conversion.

      In connection with the securities purchase agreement, as amended, we agreed to issue Cornell warrants to purchase an aggregate of 56,397,000 shares of our common stock, exercisable for a period of five years; including warrants to purchase 17,857,000 shares at an exercise price of $0.05, warrants to purchase 15,625,000 shares at an exercise price of $0.055, warrants to purchase 12,500,000 shares at an exercise price of $0.065 and warrants to purchase 10,415,000 shares at an exercise price of $0.08. All of the warrants were issued upon closing. We have the option to force the holder to exercise the warrants, as long as the shares underlying the warrants are registered pursuant to an effective registration statement, if the closing bid price of our common stock trades above certain levels. In the event that the closing bid price of our common stock is greater than or equal to $0.10 for a period of 20 consecutive days prior to the forced conversion, we can force the warrant holder to exercise the $0.05 warrants. In the event that the closing bid price of our common stock is greater than or equal to $0.11 for a period of 20 consecutive days prior to the forced conversion, we can force the warrant holder to exercise the $0.055 warrants. In the event that the closing bid price of our common stock is greater than or equal to $0.13 for a period of 20 consecutive days prior to the forced conversion, we can force the warrant holder to exercise the $0.065 warrants. In the event that the closing bid price of our common stock is greater than or equal to $0.16 for a period of 20 consecutive days prior to the forced conversion, we can force the warrant holder to exercise the $0.08 warrants.

      The investor has contractually agreed to restrict its ability to convert the debentures or exercise the warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of common stock.

Subsequent Events

      On August 3, 2006, we issued 3,529,169 common shares pursuant to a warrant conversion and convertible note valued at $151,750 reported as shares to be issued from the year ending June 30, 2006.

Off-Balance Sheet Arrangements

      We have no off-balance sheet arrangements.

Critical Accounting Policies

Revenue Recognition

      Revenue is recognized when earned. We recognize our revenue in accordance with the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" and The American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition," as amended as amended by SOP 98-4 and SOP 98-9.

Stock-based Compensation

      We follow the prescribed accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights in accordance with SFAS No. 148 "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results.

Issuance of Shares for Services

      We account for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Derivative Instruments

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires us to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. After adoption, we are required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate.

Recent Accounting Pronouncements

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- an amendment of ARB No. 43, Chapter 4. This statement clarifies the criteria of "abnormal amounts" of freight, handling costs, and spoilage that are required to be expensed as current period charges rather than deferred in inventory. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We do not expect the adoption of this statement will have any material impact on our results or financial position.

      In December 2004, the FASB issued SFAS no. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This statement addresses the measurement of exchanges of nonmonetary assets. It eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. This statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We do not expect the adoption of this statement will have any material impact on our results or financial position.

      SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. At such, we are required to adopt these provisions at the beginning of the fiscal year ending June 30, 2007. We are currently evaluating the impact of SFAS 154 on our consolidated financial statements.

      In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivatives Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. We are currently evaluating the impact this new Standard, but believe that it will not have a material impact on our financial position.

ITEM 7. FINANCIAL STATEMENTS.


                           QUINTEK TECHNOLOGIES, INC.


                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Reports of Independent Registered Public Accounting Firm                     F-2

Consolidated Balance Sheet as of June 30, 2006 and June 30, 2005             F-3

Consolidated Statements of Operations for the years ended
June 30, 2006 and 2005                                                       F-4

Consolidated Statement of Stockholders' Equity for the years ended June
30, 2006 and 2005                                                            F-5

Consolidated Statements of Cash Flows for the years ended
June 30, 2006 and 2005                                                       F-6

Notes to Consolidated Financial Statements                                   F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Quintek Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Quintek Technologies, Inc. and subsidiary (a California Corporation) as of June 30, 2006 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quintek Technologies, Inc. and subsidiary as of June 30, 2006 and the results of its operations and its cash flows for the years ended June 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 21 to the consolidated financial statements, the Company's significant operating losses and insufficient capital raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 21. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KABANI & COMPANY, INC.

KABANI & COMPANY, INC.

Los Angeles, California
September 15, 2006

                   QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  June 30 2006

                                     ASSETS
Current assets
  Cash and cash equivalents                                                    $    410,007
  Accounts receivable, net of allowance for doubtful accounts of $370               227,621
                                                                               ------------
               Total current assets                                                 637,628

Property and equipment, net                                                         448,197

Other assets
  Deposits                                                                          108,935
  Other assets                                                                      222,614
                                                                               ------------
               Total other assets                                                   331,549
                                                                               ------------
                 Total Assets                                                  $  1,417,374
                                                                               ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued expenses                                        $    990,737
  Factoring payable                                                                 136,722
  Payroll and payroll taxes payable                                                 181,565
  Payroll taxes assumed in merger                                                    96,661
  Advances from lenders                                                              36,736
  Loans payable                                                                     326,681
  Notes payable                                                                      62,590
  Convertible bonds                                                                  62,495
  Convertible debentures                                                            210,674
  Convertible notes                                                                  50,500
  Deferred revenue                                                                    8,421
  Dividend payable                                                                   32,633
                                                                               ------------
                Total current liabilities                                         2,196,415

Long-term debt                                                                       28,741

Stockholders' deficit
  Preferred stock, convertible, no par value, 50,000,000 shares authorized,
  3,154,750 shares issued and outstanding                                           681,605
  Common stock, $0.01 par value, 200,000,000 shares authorized,
  148,170,604 shares issued and outstanding                                       1,481,706
  Additional paid-in capital                                                     31,349,818
  Shares to be issued                                                               156,750
  Stock subscription receivable                                                    (776,250)
  Prepaid consulting                                                               (113,455)
  Unrealized loss on marketable securities                                          (90,859)
  Investments held in escrow                                                        (40,002)
  Accumulated deficit                                                           (33,457,095)
                                                                               ------------
                Total stockholders' deficit                                        (807,782)
                                                                               ------------
        Total liabilities and stockholders' deficit                            $  1,417,374
                                                                               ============

   The accompanying notes are an integral part of these financial statements

                   QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                             For the years ended June 30
                                                              2006               2005
                                                         -------------     -------------
Net revenue                                              $   2,307,402     $   1,547,923

Cost of revenue                                              1,522,814         1,070,001
                                                         -------------     -------------
Gross margin                                                   784,588           477,922

Operating expenses:
  Selling, general and administrative                        3,832,925         2,200,476
  Permanent decline on value of marketable securities               --         2,338,321
  Stock-based compensation                                     485,456            41,000
  Stock-based consulting fee                                 1,026,518         1,402,517
                                                         -------------     -------------
Total operating expenses                                     5,344,899         5,982,314
                                                         -------------     -------------
Loss from operations                                        (4,560,311)       (5,504,392)

Non-operating income (expense):
  Realized gain on investment                                  113,700                --
  Other income                                                  15,810             6,961
  Loss on conversion of debt                                        --          (594,892)
  Uncollectible from employees                                 (10,989)          104,051
  Beneficial conversion feature                               (110,924)         (317,021)
  Change in Fair Value of Warrants                           2,171,921                --
  Interest Income                                                7,557            11,109
  Interest expense                                            (571,674)       (1,122,703)
                                                         -------------     -------------
Total non-operating income (expense)                         1,615,401        (1,912,495)

                                                         -------------     -------------
Loss before provision for income taxes                      (2,944,910)       (7,416,887)

Provision for income taxes                                         800               800
                                                         -------------     -------------
Net loss                                                    (2,945,710)       (7,417,687)

Dividend requirement for preferred stock                        16,057            16,575
                                                         -------------     -------------
Net loss applicable to common shareholders                  (2,961,767)       (7,434,262)

Other comprehensive (loss)/gain:
Reclassification adjustment                                     (4,080)               --
Unrealized gain for the period                                   9,317                --
                                                         -------------     -------------
Comprehensive loss                                       $  (2,956,530)    $  (7,434,262)
                                                         =============     =============

Basic and diluted net loss per share                     $       (0.02)    $       (0.10)

Basic and diluted net loss per share for dividend
  for preferred stock                                    $        0.00     $        0.00

Basic and diluted net loss per share applicable to
  common shareholders                                    -------------     -------------
                                                         $       (0.02)    $       (0.10)
                                                         =============     =============

Basic and diluted weighted average
   shares outstanding                                      125,051,937        77,455,774
                                                         =============     =============

Weighted average number of dilutive shares has not been taken since the effect of dilutive securities is anti dilutive.


   The accompanying notes are an integral part of these financial statements

                    QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARY
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005


                                                           Preferred Stock                 Common Stock
                                                     -------------------------    ---------------------------
                                                     Number of                       Number of                    Additional
                                                      Shares           Amount         Shares         Amount     Paid in Capital
                                                    ----------    ------------    ------------   ------------   ------------
Balance at June 30, 2004                                    --    $         --      48,749,994   $    487,500     20,475,680

Issuance of shares for cash                                 --              --       2,750,000         27,500        196,000

Issuance of shares for debt settlement               1,027,602         280,262      12,132,736        121,327        578,679

Conversion of preferred stocks                      (1,345,184)       (696,315)      3,624,320         36,243        660,072

Issuance of shares for services                      2,342,000         367,400       3,894,560         38,946        510,731

Issuance of shares for conversion of bond            1,372,332         760,658       7,426,098         74,260        225,240

Issuance of shares for purchase of investment               --              --      14,000,000        140,000      2,520,000

Shares to be issued for services                            --              --              --             --             --

Shares issued for services                              40,000          40,000              --             --             --

Common stock options granted                                --              --              --             --      1,676,375

Issuance of shares upon exercise of warrants                --              --       5,902,824         59,028        720,940

Amortization of warrants granted                            --              --              --             --          2,950

Investment held in escrow                                   --              --              --             --             --

Unrealized loss on investment                               --              --              --             --             --

Beneficial conversion feature                               --              --              --             --        427,948

Preferred dividends                                         --              --              --             --             --

Net loss for the year ended June 30, 2005                   --              --              --             --             --
                                                    ----------    ------------    ------------   ------------   ------------

Balance at June 30, 2005                             3,436,750    $    752,005      98,480,532   $    984,805   $ 27,994,614
                                                    ==========    ============    ============   ============   ============

Issuance of shares for cash                                 --              --       8,666,666         86,667        178,333

Issuance of shares for debt settlement                      --              --              --             --             --

Conversion of preferred stocks                        (282,000)        (70,400)        410,000          4,100         66,300

Issuance of shares for services                             --              --      13,647,498        136,475        957,377

Issuance of shares for conversion  of debenture             --              --       9,529,866         95,299        (49,408)

Issuance of shares for purchase of investment               --              --              --             --             --

Issuance of shares before cash receipt                      --              --      16,500,000        165,000        611,250

Shares to be issued for services                            --              --              --             --             --

Shares to be issued for conversion and sales                --              --              --             --             --

Common stock options granted to employees                   --              --              --             --        485,456

Warrants granted for services                               --              --              --             --        619,547

Issuance of shares upon exercise of warrants                --              --         936,042          9,360        483,304

Amortization of warrants expense                            --              --              --             --          3,045

Investment held in escrow                                   --              --              --             --             --

Unrealized loss on investment                               --              --              --             --             --

Beneficial conversion feature                               --              --              --             --             --

Preferred dividends                                         --              --              --             --             --

Net loss for the year ended Jun 30, 2006                    --              --              --             --             --
                                                    ----------    ------------    ------------   ------------   ------------

Balance at June 30, 2006                             3,154,750    $    681,605     148,170,604   $  1,481,706   $ 31,349,818
                                                    ==========    ============    ============   ============   ============


                                                                                                             Other          Total
                              Shares to       Prepaid       Investment       Stock      Accumulated     Comprehensive  Stockholders'
                              be Issued   Consulting Fees   in Escrow     Subscription     Deficit          Loss          Deficit
                           ------------    ------------    ------------ ------------    ------------    ------------   ------------
Balance at June 30,
2004                       $     40,000    $    (35,798)   $         --           --     (23,061,065)             --   $ (2,093,683)

Issuance of shares
for cash                             --              --              --           --              --              --        223,500

Issuance of shares for
debt settlement                      --              --              --           --              --              --        980,269

Conversion of preferred
stocks                               --              --              --           --              --              --             --

Issuance of shares for
services                             --              --              --           --              --              --        917,077

Issuance of shares for
conversion of bond                   --              --              --           --              --              --      1,060,159

Issuance of shares for
purchase of investment               --              --              --           --              --              --      2,660,000

Shares to be issued for
services                          8,000              --              --           --              --              --          8,000

Shares issued for services      (40,000)             --              --           --              --              --             --

Common stock options
granted                              --              --              --           --              --              --      1,676,375

Issuance of shares upon
exercise of warrants                 --              --              --           --              --              --        779,968

Amortization of warrants
granted                              --          32,678              --           --              --              --         35,628

Investment held in escrow            --              --        (126,567           --              --              --       (126,567)

Unrealized loss on
investment                           --              --              --           --              --          (8,374)        (8,374)

Beneficial conversion
feature                              --              --              --           --              --              --        427,948

Preferred dividends                  --              --              --           --         (16,576)             --        (16,576)

Net loss for the year
ended June 30, 2005                  --              --              --           --      (7,417,687)             --     (7,417,687)
                           ------------    ------------    ------------ ------------    ------------    ------------   ------------

Balance at June 30, 2005   $      8,000    $     (3,120)   $   (126,567           --     (30,495,328)   $     (8,374)  $   (893,965)
                           ============    ============    ============ ============    ============    ============   ============

Issuance of shares
for cash                             --              --              --           --              --              --        265,000

Issuance of shares
for debt settlement                  --              --              --           --              --              --             --

Conversion of preferred
stocks                               --              --              --           --              --              --             --

Issuance of shares for
services                             --        (110,335)             --           --              --              --        983,517

Issuance of shares for
conversion of debenture              --              --              --           --              --              --         45,891

Issuance of shares for
purchase of investment               --              --              --           --              --              --             --

Issuance of shares
before cash receipt                  --              --              --     (776,250)             --              --             --

Shares to be issued
for services                     (8,000)             --              --           --              --              --         (8,000)

Shares to be issued
for conversion and sales        156,750              --              --           --              --              --        156,750

Common stock options
granted to employees                 --              --              --           --              --              --        485,456

Warrants granted for
services                             --              --              --           --              --              --        619,547

Issuance of shares upon
exercise of warrants                 --              --              --           --              --              --        492,664

Amortization of warrants
expense                              --              --              --           --              --              --          3,045

Investment held in escrow            --              --          86,565           --              --              --         86,565

Unrealized loss on
investment                           --              --              --           --              --         (82,485)       (82,485)

Beneficial conversion
feature                              --              --              --           --              --              --             --

Preferred dividends                  --              --              --           --         (16,057)             --        (16,057)

Net loss for the year
ended June 30, 2006                  --              --              --           --      (2,945,710)             --     (2,945,710)
                           ------------    ------------    ------------ ------------    ------------    ------------   ------------

Balance at June 30, 2006   $    156,750    $   (113,455)   $    (40,002 $   (776,250)    (33,457,095)   $    (90,859)  $   (807,782)
                           ============    ============    ============ ============    ============    ============   ============

   The accompanying notes are an integral part of these financial statements

                   QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          For the years ended June 30
                                                                              2006           2005
                                                                         -----------     -----------
OPERATING ACTIVITIES
    Net loss                                                             $(2,945,710)    $(7,417,687)
    Adjustments to reconcile net loss to net cash used in operations:
       Depreciation and amortization                                         173,379         130,666
       Inventory write-off                                                        --          (6,758)
       Discount on factor                                                     12,091              --
       Expenses paid by a note payable                                        13,564              --
       Issuance of shares for consulting services                            983,517         918,129
       Loss on conversion of debt                                                 --         594,892
       Shares to be issued for compensation                                       --           8,000
       Permanent decline on value of marketable securities                        --       2,338,321
       Bad Debts                                                                 370              --
       Uncollectible from employees                                           10,989              --
       Gain on the sale of the investment                                   (113,700)             --
       Change in Fair value of Warrants                                   (2,171,921)             --
       Beneficial conversion feature expense                                 110,924         317,021
       Amortization of the Unamortized discount                              109,214              --
       Finance Expense                                                     1,185,904              --
       Stock options granted                                                 485,456       1,636,652
       Warrants granted for services                                         619,547              --
       Commission paid out of investments                                         --          66,500
       Note Conversion Expense                                               104,674              --
       Gain on legal settlement                                               (7,827)             --
       Changes in current assets and liabilities:
           (Increase) decrease in accounts receivable                         87,657        (286,542)
           (Increase) decrease in inventory                                       --           6,758
           (Increase) decrease in other current assets                            --               6
           (Increase) in prepaid expenses                                      5,562            (300)
           (Increase) in deposits                                                643        (101,162)
           (Decrease) in accounts payable                                    163,508         424,494
           (Decrease) in payroll taxes payables                              (20,090)         14,517
           (Decrease) in deferred revenue                                    (16,656)        (61,963)
                                                                         -----------     -----------
    Net cash used in operating activities                                 (1,208,903)     (1,418,456)
                                                                         -----------     -----------

INVESTING ACTIVITIES
    Purchase of equipment                                                    (36,146)       (175,764)
    (Increase) decrease in restricted cash                                   260,087        (252,625)
    Proceeds from sale of marketable securities                              233,938              --
                                                                         -----------     -----------
    Net cash provided by/ (used in) investing activies                       457,879        (428,389)
                                                                         -----------     -----------

FINANCING ACTIVITIES
    Payments on factoring payable                                           (466,160)       (135,586)
    Proceeds from factor                                                     364,326         229,292
    Payments on leases                                                      (128,540)        (48,260)
    Proceeds from issuance of debentures                                     750,000         300,000
    Proceeds from convertible bonds                                               --         250,000
    Proceeds from convertible notes                                           50,500         200,000
    Cash received for shares to be issued                                    151,750              --
    Proceeds from sale of stocks                                             265,000              --
    Prepayments for warrants to be issued for note conversion                125,000         295,000
    Proceeds from issuance of common stock upon exercise of warrants          59,400       1,003,468
    Payments of notes payable                                                (22,914)       (250,000)
                                                                         -----------     -----------
Net cash provided by financing activities                                  1,148,361       1,843,914
                                                                         -----------     -----------

Net increase (decrease) in cash and cash equivalents                         397,338          (2,931)
Cash and cash equivalents, beginning balance                                  12,669          15,600
                                                                         -----------     -----------
Cash and cash equivalents, ending balance                                $   410,007     $    12,669
                                                                         ===========     ===========

   The accompanying notes are an integral part of these financial statements

                   Quintek Technologies, Inc. and Subsidiares
                   Notes to Consolidated Financial Statements

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

Quintek provides business process outsourcing services to Fortune 500, Russell 2000 companies and public sector organizations. The Company's business process includes outsourcing services range from consulting, digitizing, indexing, and uploading of source documents through simple customer-specific, rules-based decision making. .

Since 1991, the Company's primary business focus and source of revenue was sales of hardware, software and service related to a patented, chemical-free desktop microfilm printer used for printing aperture cars directly from electronic files used for document management and archival storage. The patents on this technology were set to begin expiring in 2007. In November of 2005, the Company entered into a purchase agreement wherein all rights, title, and interest in assets, equipment, and inventory relating to the chemical-free desktop microfilm printer for aperture cards were sold to an interest party. The Company's continuing focus is on BPO document management services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES & REALIZATION OF ASSETS

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $370 as at June 30, 2006.

                   Quintek Technologies, Inc. and Subsidiares
                   Notes to Consolidated Financial Statements

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

                   Quintek Technologies, Inc. and Subsidiares
                   Notes to Consolidated Financial Statements

Accounts Payable & Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2006:

                     Accounts payable              $510,014
                     Accrued interest               321,070
                     Accrued legal fees              38,250
                     Other accrued expenses         121,403
                                                   --------
                                                   $990,737
                                                   ========

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

Research and Development

Expenditures for software development costs and research are expensed as incurred. The amounts charged to operations for the years ended June 30, 2006 and 2005 were $0 and $866, respectively.

Income Taxes

Deferred taxes are provided for on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. For the year ended June 30, 2006, such differences were insignificant.

Stock Based Compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment ("SFAS No. 123R"), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No.
123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

                   Quintek Technologies, Inc. and Subsidiares
                   Notes to Consolidated Financial Statements

As a result of adopting SFAS No. 123R, the Company recognized $485,456 in share-based compensation expense for the six months ended June 30, 2006. The fair value of our stock options was estimated using the Black-Scholes option pricing model.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

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

                   Quintek Technologies, Inc. and Subsidiares
                   Notes to Consolidated Financial Statements

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

      3.    Permits  an entity to choose  `Amortization  method'  or Fair  value
            measurement   method'  for  each  class  of  separately   recognized
            servicing assets and servicing liabilities:

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

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management is still in the process of determining the effect of the statements on the consolidated financial statements.

3. RESTRICTED CASH

The Company entered into a consulting agreement with General Motors Acceptance Corporation under which it is required to provide at its own cost a performance bond. Such bond shall be solely for the protection of its client GMAC. The initial bond was drafted in the amount of $250,000 and will cover a period of twelve (12) months starting October 1, 2004 and renews annually. On June 1, 2006, GMAC issued a Performance Bond Release Letter releasing the Company from the requirement and obligation to maintain this performance bond.

The  Company  reclassified   $260,087  of  restricted  cash  as  cash  and  cash
equivalents in the accompanying balance sheet as of June 30, 2006.

4. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006, consists of the following:

                Computer and office equipment        $ 817,158
                Other depreciable assets               102,881
                Furniture and fixture                   40,653
                                                     ---------
                                                       960,692
                Accumulated depreciation              (512,495)
                                                     ---------
                                                     $ 448,197
                                                     =========

5. EMPLOYEE RECEIVABLES

        Notes receivable from employees, unsecured,
            due on June 30, 2019, interest at 4% per annum    $ 260,854

       Interest receivable in connection with the above
          employee receivables                                   38,592
                                                              ---------

                                                                299,446

        Valuation allowance                                    (299,446)
                                                              ---------
                                                                     --
                                                              =========

6. OTHER ASSETS

               Subscription Receivable                 $  58,349
               Allowance on Subscription Receivable      (57,466)

               Warrant Asset                             221,731
                                                       ---------
                                                       $ 222,614
                                                       =========

7. NOTE PAYABLE

On April 10, 2006, the Company executed a note payable to a third party for $62,590. The term of the note was for a period of six months bearing an annual interest at 11.5%. The note carries a repayment provision wherein the Company will repay the third party from proceeds in the event of funding capital totaling a cumulative amount of one million dollars is received.

                   Quintek Technologies, Inc. and Subsidiares
                   Notes to Consolidated Financial Statements

8. FACTORING PAYABLE

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

Pursuant to the terms of the factor agreement, the Factor is entitled to receive two (2) bonus warrants for each dollar of purchase orders purchased. The bonus warrants will be exercisable at the average closing price of the Company's common stock for the 90 days prior to the purchase order transactions they represent or a 50% discount to the closing price of the Company's stock at the time exercised at the option of the Factor. The warrants are exercisable over a five year period. The Company has recorded $70,259 as interest expense in regard to these bonus warrants for the twelve months ended June 30, 2006. The Company has not issued any bonus warrants during the twelve months ending June 30, 2006.

There were no purchases of purchase orders during the twelve months ended June 30, 2006. At June 30, 2006, the Company had a factoring payable balance of $116,722 associated with this factor. The Company has accrued $107,344 for interest for late payments of this factor payable as of June 30, 2006.

During the twelve months ended June 30, 2006, the Company entered into an agreement to factor $465,945 of qualified invoices for a cash remittance of $364,326. As of June 30, 2006, the Company had no payable associated with this factor. The Company recorded $12,091 as interest expense in regard to this factor in the accompanying financial statements as of June 30, 2006.

At June 30, 2006, the Company had a factoring balance associated with two individual factors of $20,000. The Company has accrued $11,803 for interest of these factoring payables as of June 30, 2006.

9. PAYROLL TAXES-ASSUMED IN MERGER

The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance was $96,661 at June 30, 2006. The Company is delinquent on payments of these payroll tax liabilities.

10. LOANS PAYABLE

   Leases payable, interest at 7.9% to 20%, due various dates        $268,972
     in 2005 to 2008 ( the company is in default for these loans)
   Lease payable, interest at 17.8%, due in 2007                       17,083
   Note payable, interest at 5.75%, due July 30, 2006                  13,564
     (the company is in default and default interest is 12%)
   Notes payable, interest at 8%, due 2006                             27,061
   (the company is in default of these notes)
                                                                     --------
                                                                     $326,681
                                                                     ========

                   Quintek Technologies, Inc. and Subsidiares
                   Notes to Consolidated Financial Statements

11. ADVANCES FROM LENDER

On August 2, 2004 the Company signed a convertible debenture agreement with an accredited investor whereby the Company received an advance of $905,000 for prepayment of warrants to be exercised. The agreement expires on August 2, 2006. The accredited investor has exercised 868,264 warrants into common shares valued at $868,264 as of the twelve month period ended June 30, 2006. The remaining $36,736 is recorded as an advance from lender in the accompanying financial statements as of June 30, 2006.

12. CONVERTIBLE BONDS

Bonds payable with interest at 9%, due on October 2001,
convertible to shares of common stock in increments of $1,000 or more    $21,354

Bonds payable with interest at 12%, due July 2001, convertible to
shares of common stock in increments of $500 or more                      41,141
                                                                         -------
                                                                         $62,495
                                                                         =======

The above convertible bonds have matured as of July 2001 and October 2001. The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds. The Company has recorded the $62,495 as convertible bonds as a current liability in the accompanying financial statements as of June 30, 2006.

13. CONVERTIBLE DEBENTURES

The Company raised $300,000 through the issuance of convertible debentures as of June 30, 2005. The term of the convertible debentures are as follows: pursuant to the terms of conversion, debenture in the amount of $300,000 pays interest at 5 3/4% interest and includes 3,000,000 warrants to purchase common stock for a period of three years at the exercise price of $1.00. The "Conversion Price shall be equal to the lesser of (i) $0.50, or (ii) 75% of the average of the 5 lowest Volume Weighted Average Prices during the 20 trading days prior to Holder's election to convert, or (iii) 75% of the Volume Weighted Average Price on the trading day prior to the Holders election to convert market price of the Company's common stock prior to conversion. Upon conversion of the debenture, the holder is obligated to simultaneously exercise the $1.00 warrants providing added funding to the Company. The warrant must be exercised concurrently with the conversion of this debenture in an amount equal to ten times the dollar amount of the Debenture conversion. Upon execution of the securities purchase agreement, $225,000 of the purchase price was due and paid to the Company. The remaining $75,000 was paid to the Company on February 7, 2005 upon effectiveness of the Securities and Exchange Commission's Registration Statement. As of June 30, 2006, the Holder of the debenture converted $89,326 of the debenture amount into 14,555,964 common shares of the Company and exercised 893,264 warrants.

The Company allocated the proceeds from the debenture between the warrant and the debt based on relative fair value of the warrant and the debt. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.4%, volatility of 100% and expected term of one year. The amount allocated to the warrant is being amortized over the term of the debt. The Company calculated a beneficial conversion feature of $279, 652. The Company amortized the beneficial conversion feature in accordance with the conversion terms of the note. At June 30, 2006, the convertible debenture of $210,674 is presented in the accompanying financial statements with the unamortized beneficial conversion feature and unamortized discount fully amortized.

                   Quintek Technologies, Inc. and Subsidiares
                   Notes to Consolidated Financial Statements

On May 19, 2006, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP ("Cornell"). The Company entered into a convertible debenture with a total commitment value of $2,000,000 of which $750,000 was raised during the year ended June 30, 2006. The term of the convertible debenture is for 36 months from the date of issuance. The conversion price in effect on any Conversion Date shall be, at the sole option of the Holder, equal to either (a) $0.0662 (the "Fixed Conversion Price") or (b) ninety five percent (95%) of the lowest Volume Weighted Average Price of the Common Stock during the thirty (30) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP (the "Market Conversion Price"). The Investor shall not be able to convert the debentures into an amount that would result in the Investor beneficially owning in excess of 4.99% of the outstanding shares of common stock of the Company. Pursuant to the terms of debenture, the debenture bears interest at 10% interest per year and includes 17,857,143 warrants to purchase common stock at an exercise price of $0.07, 15,625,000 warrants to purchase common stock at an exercise price of $0.08, 12,500,000 warrants to purchase common stock at an exercise price of $0.10, and 10,416,666 warrants to purchase common stock at an exercise price of $0.12, all warrants are for a term of five years. The exercise of the attached warrants is at the sole option of the Holder. Upon execution of the securities purchase agreement, $750,000 of the purchase price was due and paid to the Company on May 19, 2006. An additional $750,000 will be disbursed to the Company immediately prior to the filing of the Securities and Exchange Commission's Registration Statement and the final $500,000 will be disbursed upon effectiveness of the Securities and Exchange Commission's Registration Statement. As of June 30, 2006, convertible debenture of $28,741, net of unamortized discount, is presented in the accompanying financial statements.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a "conventional convertible debt instrument" since the debt is not convertible into a fixed number of shares. The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon "net-share settlement" is essentially indeterminate. Therefore, the convertible debenture is considered "non-conventional," which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. This beneficial conversion liability has been calculated to be NIL at June 30, 2006. In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock. Therefore, the warrants issued in connection with this transaction have been reported as an asset at June 30, 2006 in the accompanying balance sheet with a fair value of $221,731. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.93%, volatility of 100% and expected term of five year. The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $NIL and $1,935,904, respectively. $750,000 of the discounts has been recorded as a discount to the convertible debentures which will be amortized over the term of the debentures and the excess of $1,185,904 has been shown as financing costs in the accompanying statement of operations.

14. CONVERTIBLE NOTES

The Company raised capital through the issuance of a convertible note for $500,000 issued during the year ending June 30, 2004. The note plus any accrued interest is convertible to the Company Common Stocks at $0.06 but limited to 10% of the outstanding shares at the time of conversion. Additionally, the holder will receive one bonus warrant for each conversion share. Each bonus warrant will be exercisable for a period of 5 years from the date of issuance into one share of Common Stock at a price of $0.03 per share. During the year ended June 30, 2005, the Company became obligated to issue 6,804,164 bonus warrants to the debt holders upon conversion of $408,250 of the note. The Company recorded additional interest of $938,431 representing the fair value of warrants issued at the year ending June 30, 2005. During the year ended June 30, 2006, the Company became obligated to issue 1,529,169 bonus warrants to the debt holder upon conversion of the balance of the note of $91,750 on June 23, 2006. The Company recorded additional expense of $61,912 for issuance these warrants for the twelve months ended June 30, 2006.

                   Quintek Technologies, Inc. and Subsidiares
                   Notes to Consolidated Financial Statements

The fair value of the warrants was calculated using the Black- Scholes model using the following assumptions:

Volatility of 100%, discount rate of 3.93% and estimated life of 5 years.

The total accrued interest recorded on this convertible note as of June 30, 2006 amounted to $61,258.

The Company raised capital through the issuance of a convertible note for $50,500 issued on May 10, 2006. The note bears interest at the rate of 10% per annum compounded annually. All principal and interest shall be due and payable at the earlier of occurrence of Company's first round of financing (whether debt or equity) after May 31, 2006 involving the receipts of at least $200,000 or more, or on November 10, 2006. The note holder will receive such number of fully paid and non assessable common stock as shall equal the outstanding amount of principal and interest due under this note being converted, divided by 80% of the price per share at which the Company next sells the shares of its common stock.

15. STOCKHOLDERS' DEFICIT

      a.    Common Stock and Warrants

The Company has authorized 200 million shares of common stock with a par value of $0.01 per share. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares.

During the year ended June 30, 2006, the Company issued 477,778 common shares upon exercise of warrants and received cash amounting to $34,400; 11,597,498 common shares to consultants for services to be rendered valued at $945,852 recorded as unamortized consulting of which $832,397 of the unamortized consulting had been amortized and recognized as an expense; 50,000 common shares to a consultant for services rendered valued at $8,000 previously recorded as shares to be issued in June 30, 2005; 8,666,666 common shares to accredited investors for a stock sales and collected $265,000 in cash; 16,500,000 common shares issued to an accredited investor for sale of stock valued at $776,250 pending receipt of cash recorded as stock subscription receivable; 9,529,866 common shares pursuant to conversion of debentures and exercise of warrants to the escrow agent; $45,826 of debentures were converted into 9,529,866 common shares and exercises of warrants to purchase 458,264 common shares at an exercise price of $1 per share; 250,000 common shares for conversion of Series A Preferred stock valued at $40,000; 160,000 common shares for conversion of Series B Preferred stock valued at $30,400; 2,000,000 common shares valued at $140,000 pursuant to an exchange agreement for investor to remit free trading shares to a corporate consultant, and the issuance of 20,000 warrants to third parties for services rendered valued at $870. The Company granted 2,000,000 warrants valued at $88,604, to a note holder in lieu of penalty for non payment of the note payable balance amounting to $200,000

During the year ended June 30, 2006, the Company issued 1,292,180 warrants in connection with an investment banking agreement and recorded $106,672 as expense for the cost of the issuance of such warrants, 850,000 warrants to an accredited investor in lieu of invoice factoring valued at $25,775, 1,500,000 warrants pursuant to terms of a financing agreement valued at $66,634, and 3,000,000 warrants pursuant to a warrant exercise agreement valued at $132,819. An additional expense of $58,790 was recorded during the above period for 630,733 warrants to be issued pursuant to the terms of the investment banking agreement referenced above and an additional expense of $7,453 was recorded for the above period for 200,000 warrants to be issued pursuant to invoice factoring agreements. The fair value of the warrants is estimated on the grant date using the Black-Scholes Model. The following assumptions were made in estimating fair value

Annual rate of quarterly dividends               0.00%
Discount rate - Bond Equivalent Yield            3.93%
Expected life                                  3 years
Expected volatility                               100%

                   Quintek Technologies, Inc. and Subsidiares
                   Notes to Consolidated Financial Statements

      b.    Common Stock Reserved

At June 30, 2006, common stock was reserved for the following reasons:

Outstanding convertible bonds               151,918 shares

Outstanding Warrants:
                                                Number
                                                  of
                                               Warrants
                                               ---------

 Outstanding June 30, 2005                    15,206,857
 Issued during the period                     70,394,322
 Expired                                      (2,555,000)
 Exercised                                    (2,936,042)
                                              ----------
 Outstanding June 30, 2006                    80,110,137
 Warrants to be issued                         4,639,842
                                              ----------
   Total                                      84,749,979
                                              ==========

During the year ended June 30, 2006, the Company issued 2,870,000 three-year warrants to two investors at an exercise price of $0.07 with the fair value of the warrants of $115,249 calculated using the Black Scholes option pricing model using the following assumptions: risk free interest rate of 3.4%, volatility of 100%, and dividend yield of 0%, the fair value was accounted for as interest expense and additional paid in capital.

1,500,000 three-year warrants to one investor at an exercise price of $0.033 with the fair value of the warrants of $64,409 calculated using the Black Scholes option pricing model using the following assumptions: risk free interest rate of 3.93%, volatility of 100%, and dividend yield of 0%, with the fair value accounted for as interest expense and additional paid in capital.

8,333,333 five-year warrants to one investor at an exercise price of $0.03 with the fair value of the warrants of $1,014,495 calculated using the Black Scholes option pricing model using the following assumptions: risk free interest rate of 3.4% & 3.93%, volatility of 100%, and dividend yield of 0%, with the fair value accounted for as interest expense and additional paid in capital.

1,292,180 five-year warrants to one investment banking company at exercise prices of $0.105 and $0.18 with the fair value of the warrants of $128,179 calculated using the Black Scholes option pricing model using the following assumptions: risk free interest rate of 3.4%, volatility of 100%, and dividend yield of 0% with the fair value accounted for as stock-based compensation and additional paid in capital.

56,398,809 five-year warrants to one investment banking company at exercise prices of $0.07, $0.08, $0.10 and $0.12 with the fair value of the warrants of $1,935,905 calculated using the Black Scholes option pricing model using the following assumptions: risk free interest rate of 3.93%, volatility of 100%, and dividend yield of 0% with the fair value accounted for as finance expense, unamortized discount and warrant liability.

      c.    Stock Option Agreements

The  Company  granted   16,303,943  stock  options  to  officers  and  employees
exercisable as of June 30, 2006 valued at $485,456.

                   Quintek Technologies, Inc. and Subsidiares
                   Notes to Consolidated Financial Statements

The number and weighted average exercise prices of options granted by the Company are as follows:

                                Options      Weighted     Aggregate
                              Outstanding    Average     Intrinsic
                                             Exercise      Value
                                              Price
                              ------------------------------------
Outstanding June 30, 2005      9,470,317     $ 0.93    $    26,611
Granted during the year        7,233,626
Exercised                             --
Expired/forfeited               (400,000)
                              ------------------------------------
Outstanding June 30, 2006     16,303,943     $0.045    $        --
                              ====================================

Following is a summary of the status of options outstanding at June 30, 2006:

                                  Weighted   Total
                                   Average  Weighted                    Weighted
                                 Remaining   Average                    Average
    Range of      Total Options    Life     Exercise       Options      Exercise
Exercise Prices    Outstanding    (Years)     Price      Exercisable     Price

$0.01 - $0.09      13,000,881       3.35      0.024      13,000,881      0.024

$0.10 - $0.20       3,303,062       0.48      0.021       3,303,062      0.021
                   -----------------------------------------------------------

                   16,303,943       3.83      0.045      16,303,943      0.045
                   ===========================================================

2,380,000 three year options calculated using the Black Scholes option pricing model using the following assumptions

                     Risk-free interest rate          3.40%
                     Dividend yield                      0%
                     Volatility                        100%

13,611,943 five year options calculated using the Black Scholes option pricing model using the following assumptions

                     Risk-free interest rate          3.40%
                     Dividend yield                      0%
                     Volatility                        100%

312,000 three year options calculated using the Black Scholes option pricing model using the following assumptions

                     Risk-free interest rate          3.93%
                     Dividend yield                      0%
                     Volatility                        100%

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. The pro forma expense to recognize during the six months ended December 31, 2005 (prior to the adoption of SFAS 123R) and for the year ended June 30, 2005 is as follows: ($ in thousands, except per share amounts)

                   Quintek Technologies, Inc. and Subsidiares
                   Notes to Consolidated Financial Statements

                                                  2006         2005
                                               ---------     -------
Net loss attributed to common stockholders:
   As reported                                 $  (2,946)    $(7,418)
   Compensation recognized under APB 25               --          40
   Compensation recognized under SFAS 123             --      (1,718)
                                               ---------     -------
     Pro forma                                 $  (2,946)    $(9,096)
                                               =========     =======
Basic and diluted loss per common share:
   As reported                                 $   (0.02)    $ (0.10)

   Pro forma                                   $   (0.02)    $ (0.12)

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options issued during the year ended June 30, 2006: risk-free interest rate of 3.7%; dividend yields of 0%; volatility factors of the expected market price of the Company's common shares of 100%; and a weighted average expected life of the option of 3 years.

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

The general terms of the Series A Preferred Stock is as follows: No par value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:1 ratio ; Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At June 30, 2006, the Company had 3,047,531 shares of Series A Preferred stock outstanding valued at $526,506. The Company has recorded a cumulative dividend of $32,440 for the Series A Preferred stockholders as of June 30, 2006 in the accompanying financial statements.

Series B Preferred Stock

The general terms of the Series B Preferred Stock is as follows: No par Value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:5 ratio (i.e. 1 share of Series B Preferred stock is convertible into 5 shares of common stock); Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At June 30, 2006, the Company had 89,271 shares of Series B Preferred Stock outstanding valued at $86,888. The Company has recorded a cumulative dividend of $176 for the Series B Preferred Stockholders as of June 30, 2006 in the accompanying financial statements.

                   Quintek Technologies, Inc. and Subsidiares
                   Notes to Consolidated Financial Statements

Series C Preferred Stock

The general terms of the Series C Preferred Stock is as follows: No par value; Liquidation Preference - $1.00 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when as declared by the Board of Directors; Conversion Rights - 1:20 ratio (i.e. 1 share of Preferred Series C stock is convertible into 20 shares of common stock); Redemption Rights
- the Company has the right to redeem part or all of the stock upon 30 days written notice at the rate of $1.00 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share.; Voting Rights - one vote per share on all matters requiring shareholder vote. At June 30, 2006, the Company had 17,948 shares of Series C Preferred Stock outstanding valued at $68,211. The Company has recorded a cumulative dividend of $16 for the Series C Preferred Stockholders as of June 30, 2006 in the accompanying financial statements.

The Company has recorded a dividend for preferred shareholders amounting to $16,057 for the twelve month period ended June 30, 2006, and a cumulative dividend of $32,633 for the preferred stockholders as of June 30,, 2006 in the accompanying financial statements. The Company has entered into agreements with various vendors and employees to convert their liabilities into the preferred series of stock.

16. INCOME TAXES

Income tax expense (benefit) for the years ended June 30, 2006 and 2005 is summarized as follows:

                                    2006            2005
                                -----------     -----------
Current:
  Federal                       $(1,007,001)    $(2,527,649)
  State                            (177,706)       (446,056)
Deferred taxes                    1,185,507       2,974,505
                                -----------     -----------

Income tax expense (benefit)    $       800     $       800
                                ===========     ===========

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations at June 30, 2006 and 2005:

                                                 2006     2005
                                                -----    -----

Tax expense (credit) at statutory rate-federal    (34%)    (34%)
State tax expense net of federal tax               (6%)     (6%)
Permanent differences                              --       --
Valuation allowance                                40%      40%
                                                -----    -----
                                                   --       --

Tax expense at actual rate                         --       --
                                                =====    =====

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2006 are as follows:

Deferred tax assets:
 Net operating loss carry forward    $ 11,498,914

 Less valuation allowance             (11,498,914)
                                     ------------

Net deferred tax assets              $         --
                                     ============

                   Quintek Technologies, Inc. and Subsidiares
                   Notes to Consolidated Financial Statements

      At June 30, 2006, the Company had net operating loss carry forwards of approximately $28,747,285 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2020.

      The net change in the valuation allowance during the year ended June 30, 2006 and 2005 was an increase of $1,184,707 and $2,973,705, respectively.

17. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 and $4,800 for income tax during the years ended June 30, 2006 and 2005. The Company paid $53,414 and $58,970 interest during the years ended June 30, 2006 and 2005, respectively.

The cash flow statement for the year ended June 30, 2006 does not include the following non-cash investing and financing transactions;

      o 1,529,169 shares were issued for conversion of note payable of $91,750.
      o     9,529,866 shares were issued for conversion of debenture of $45,891.

18. MAJOR CUSTOMERS AND SUPPLIERS

The Company had two customers that accounted for 16-37 % of revenue for the year ended June 30, 2006. Accounts receivable from these major customers were $15,023 and $4,496.03 respectively at June 30, 2006. For the year ended June 30, 2005, the Company had two customers that accounted for 20-45 % of revenue. Accounts receivable from these major customers were $245,615 and $604,208 respectively-at June 30, 2005.

19. COMMITMENTS AND CONTINGENCIES

a)    Operating Leases

Effective July 1, 2004 the Company relocated their executive offices to Huntington Beach, California and entered into a four year lease agreement. The agreement contains a base rent escalation clause. The Company leases its Idaho office facility under a month-to-month rental agreement at $675 per month. For the years ended June 30, 2006 and 2005, rent expense for these operating leases totaled $105,411 and $89,829, respectively.

The future minimum lease payments under non-cancelable leases are as follows:

                       2007                    $93,218
                       2008                     94,913
                                             ---------
                                              $188,131
                                             =========

b)    Litigation

On April 16, 2004, Decision One Corporation filed suit in the County of Bannock, Idaho against Quintek for $22,662. for goods provided. Since 2000, Decision One (formerly Imation) has been both a vendor to Quintek and a reseller of Quintek's Q4300 Printers. Quintek filed a counterclaim on August 1, 2004. Quintek asserts that Decision One used its authority as a dealer of our product to disparage us, in violation of its dealer agreement with us, and we seek relief for the hundreds of thousands of dollars in business lost because of it. On January 11, 2005, the Court granted Judgment for the sum of $21,000 in favor of the Decision One Corporation. The Court has ruled that Quintek would be allowed to file the counterclaim under this action, rather than a separate lawsuit. The Company can appeal the Court's decision and would have until February 18, 2005 to file the Notice of Appeal. In March 2005, a stipulation settlement was accepted by the

                   Quintek Technologies, Inc. and Subsidiares
                   Notes to Consolidated Financial Statements

Creditor where they agreed to accept $15,000 in full satisfaction of their debt. The Company agreed to pay $2,000 upon execution of the stipulation plus $1,000 for 13 months thereafter. Upon receipt of the final payment, a Satisfaction of Judgment will be entered in the matter. If the Company fails to meet the payment schedule, the Creditor, after giving credit for payments received, shall be allowed to proceed with the full judgment of $21,000 plus accumulated interest and costs. The Company has recorded the full amount of judgment of $21,000 and accrued interest in the accompanying financial statements as of June 30, 2006. In April 2006, the Company made a payment of $16,827 to satisfy its obligations pursuant to the terms of the judgment.

An action which was pending in the Superior Court of the State of California for Orange County against one of the Company's competitors, a former employee and a former officer of the Company, has been resolved by mutual agreement. The settlement includes an injunction which prevents the defendants from soliciting or initiating contact with 23 accounts until February 28, 2007. There was no admission or acknowledgment of any wrongdoing by the defendants in stipulating to the injunction. The plaintiff, Quintek Technologies, Inc., and defendants Robert Brownell, Chris De Lapp and Document Imaging Technologies, Inc. entered into a stipulated injunction in the matter which provides, among other things, that Defendants and all of their respective officers, agents, representatives, directors, affiliates, employees, successors in interest, and all persons acting in concert or participating with them, are restrained and enjoined from soliciting or initiating contact with 23 clients listed in the injunction. Additionally, the Defendants shall not use, disclose, disseminate or publish in any manner Quintek's confidential business information and/or trade secrets including lists of clients, candidates, information regarding contracts or prospective Quintek contracts with clients and candidates, computer programs, business plans and strategies, prices, job descriptions, contracts, budgets, and similar confidential or proprietary materials or information respecting Quintek's or its clients' or candidates' business affairs, as well as confidential information of a personal nature of Quintek's and its employees, managers and officers, without the prior written consent of Quintek.

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

Weighted average number of shares used to compute basic and diluted loss per share for the years ended June 30, 2006 and 2005 are the same since the effect of dilutive securities is anti-dilutive.

21. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2006, the Company had incurred cumulative losses of $33,457,095 including net losses of $2,945,710 and $7,417,687 for the fiscal years 2006 and 2005, respectively. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

                   Quintek Technologies, Inc. and Subsidiares
                   Notes to Consolidated Financial Statements

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2006, towards (i) obtaining additional equity and debt financing and (ii) evaluation of its distribution and marketing methods.

22. RELATED PARTY TRANSACTIONS

On January 6, 2006, the Company issued a warrant to purchase 20,000 common shares bearing an exercise price of $0.07 and a three year term to a relative of the CFO pursuant to a short term loan agreement of $20,000.

On May 16, 2006, the Company paid to a relative of the CFO $4,500 in regard to a finder's fee for financial funding received by the Company.

23. SUBSEQUENT EVENTS

On July 25, 2006, the Company created and established 1,000,000 shares of Series D Convertible Preferred Stock with a par value of $0.001 per share. This designation was endorsed and filed in the office of the Secretary of State of the state of California on July 27, 2006. On July 27, 2006, the Company issued 500,000 shares of Series D Preferred Stock of the Corporation to each of Robert Steele and Andrew Haag for securing the recent financing with Cornell Capital Partners and their time and dedication to the Corporation.

On August 3, 2006, the Company issued 3,529,169 common shares pursuant to a warrant conversion and convertible note valued at $151,750 reported as shares to be issued from the year ending June 30, 2006.

On September 15, 2006 the company executed an amendment to its agreement with Cornell Capital Partners. The Company would receive One Hundred Fifty Thousand Dollars ($150,000) funding upon the Company increasing its authorized shares of Common Stock to at least five hundred million (500,000,000) shares of Common Stock. In consideration the company issued a note paying 10% annual interest for ths principal sum of One Hundred Fifty Thousand Dollars ($150,000) together with accrued but unpaid interest due on or before September 15, 2009 (the "Maturity Date"). The company also agreed to amend warrants to purchase Fifty Six Million Three Hundred Ninety Seven Thousand (56,397,000) shares of the Company's Common Stock for a period of five (5) years as follows: 1) a warrant to purchase 17,857,000 shares of the Company's Common Stock which shall have an exercise price of $0.05 per share, 2) a warrant to purchase 15,625,000 shares of the Company's Common Stock shall have an exercise price of $0.055 per share, 3) a warrant to purchase 12,500,000 shares of the Company's Common Stock which shall have an exercise price of $0.065 per share, and 4) a warrant to purchase 10,415,000 shares of the Company's Common Stock which shall have an exercise price of $0.08 per share (collectively referred to as the "Warrants").

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There have been no disagreements between us and our accountants as to matters which require disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

      Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were designed at a reasonable assurance level and were effective as of June 30, 2006 to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

      We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

      There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B - OTHER INFORMATION

      None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

--------------------------------------------------------------------------------
Names:                      Ages    Titles:                   Board of Directors
--------------------------------------------------------------------------------
Robert Steele                39     Chief Executive Officer   Director
--------------------------------------------------------------------------------
Andrew Haag                  38     Chief Financial Officer   Director
--------------------------------------------------------------------------------

      Directors  are  elected  to  serve  until  the  next  annual   meeting  of
stockholders and until their successors are elected and qualified. Currently there are three seats on our board of directors.

      Currently, our Directors are not compensated for their services, although their expenses in attending meetings are reimbursed. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors. Biographical resumes of each officer and director are set forth below.

Robert Steele, Chief Executive Officer and Director

      Robert Steele has been our Chief Executive Officer, President, and Chairman of the Board of Directors since January 30, 2003. In 1999, Mr. Steele founded iBrite, a wireless information software company in Reston, Virginia, and from May 1999 through June 2001 served as its Chief Executive Office. The company established contractual partnerships with AOL and Global Knowledge. From 1988 through 1998, Mr. Steele served as Corporate Vice President & Chief Technology Officer for CADD Microsystems, Inc. (CMI), currently the leading provider of Autodesk Computer Aided Design software, consulting, training and integration services in the Washington, DC Metropolitan Area. During his time at CMI, the company grew from $50,000 in annual sales to more than $3,000,000. Mr. Steele sold and supervised significant systems integration contracts with clients such as Lucent Technologies, Long Airdox Mining (Division of the Fortune 500 Marmon Group), ABB, GSA (General Services Administration), FAA (Federal Aviation Administration) and NRO (National Reconnaissance Office). Mr. Steele received a Bachelor of Science in Electronic and Computer Engineering from George Mason University in 1988.

Andrew Haag, Chief Financial Officer and Director

      Andrew Haag has been our Chief Financial Officer and a Director since January 31, 2003. From December 2002, he was employed by the Camelot Group, Inc., an investment banking firm, to assist its corporate clients on capital structure, the structure of PIPE transactions and the preparation of offering documents. From May 2001, Mr. Haag was employed by Aquasearch, Inc., a publicly held company, where he raised significant funds from private sources, advised its CEO on strategic business development issues and successfully negotiated several contracts to benefit the company. Mr. Haag assisted in drafting corporate business plan, terms of investment, press releases and other corporate documents. From November 1998 through April 2001 he was employed by Nutmeg S ecurities, Ltd., where he advised institutional and individual clientele on corporate offerings and equity trading, and performed corporate advisory work for both public and private companies. From June 1998 through October 1998 Mr. Haag was a Managing Director of Waldron & Co. Inc., an investment bank located in Irvine, CA.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of ours. Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they filed.

      We have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings. Based on our review of such forms that we received, or written representations from reporting persons that no Forms 5s were required for such persons, we believe that, during fiscal 2006, except for two Form 3's that were delinquent, all Section 16(a) filing requirements have been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

Board Committees

      We have not established any compensation or executive committees. Currently, the board of directors serves as our audit committee. Because of our small size and the risk attendant to a small public company, we are currently unable to attract an independent audit committee financial expert to our Board of Directors.

Code of Ethics

      On June 10, 2003, our board of directors adopted a code of ethics that applies to our officers, directors and employees. A copy of the Code of Ethics is incorporated by reference as an exhibit.

ITEM 10. EXECUTIVE COMPENSATION.

      The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending June 30, 2006, 2005 and 2004 exceeded $100,000:

                                                     SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------
                                                                          Long-Term Compensation
---------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                 Awards                Payouts
---------------------------------------------------------------------------------------------------------------------
                                                       Other    Restricted Securities
    Name and                   Annual       Annual     Annual     Stock    Underlying           LTIP       All Other
    Principal      Fiscal      Salary       Bonus  Compensation   Awards   Options/SARs        Payouts   Compensation
    Position        Year         ($)         ($)      ($) (1)       ($)         (#)              ($)          ($)
---------------------------------------------------------------------------------------------------------------------
Robert Steele,      2005      141,364         0        6,000            0    3,370,813            0            0
Chairman and CEO    2005       85,500         0       15,438    1,000,000    4,267,276            0            0
                    2004       72,000         0            0            0            0            0            0
---------------------------------------------------------------------------------------------------------------------
Andrew Haag, CFO    2005      141,339         0        6,000            0    3,370,813            0            0
                    2005       85,500         0       15,433    1,000,000    4,267,276            0            0
                    2004       72,000         0            0            0            0            0            0
---------------------------------------------------------------------------------------------------------------------
Robert              2005            0         0            0            0            0            0            0
Brownell,           2004      119,000         0            0      250,000      611,062            0            0
President           2003       37,500         0            0            0            0            0            0

1) These amounts represent our payments to provide an automobile and health insurance for Mr. Steele and Mr. Haag.
2) Mr. Brownell resigned on March 31, 2005.
3) Represents compensation received by Brownell while serving as our President from March 12, 2004 to June 30, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The following table sets forth certain information regarding beneficial ownership of each class of our stock as of September 25, 2006

      o by each person who is known by us to beneficially own more than 5% of our common stock;
      o     by each of our officers and directors; and
      o     by all of our officers and directors as a group.

                                                                     NUMBER OF            PERCENTAGE OF
                                                                    SHARES OWNED           CLASS OWNED
NAME AND ADDRESS OF OWNER               TITLE OF CLASS                   (1)                   (2)
-------------------------------------------------------------------------------------------------------
Robert Steele                                   Common Stock        9,038,089  (3)            5.64%
17951 Lyons Circle
Huntington Beach, CA 92647

Andrew Haag                                     Common Stock        8,554,616  (4)            5.41%
17951 Lyons Circle
Huntington Beach, CA 92647

All Officers and Directors                      Common Stock       17,592,705  (5)           10.55%
As a Group (2 persons)

Zubair Kazi                                     Common Stock        9,720,536  (6)            6.35%



Langley Park Investments PLC                    Common Stock       14,000,000 (7)             8.45%

Robert Steele                       Series A Preferred Stock        1,000,000                32.81%

Andrew Haag                         Series A Preferred Stock        1,000,000                32.81%

Robert Steele                       Series D Preferred Stock        1,000,000                50.00%

Andrew Haag                         Series D Preferred Stock        1,000,000                50.00%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of September 25, 2006 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 151,699,773 shares issued and outstanding on September 25, 2006.

(3) Includes 1,000,000 shares issuable upon conversion of Series A convertible preferred stock and 7,638,089 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(4) Includes 1,000,000 shares issuable upon conversion of Series A convertible preferred stock and 5,362,792 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(5) Includes 2,000,000 shares issuable upon conversion of Series A convertible preferred stock and 13,000,881 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(6) Includes 1,500,000 shares of common stock underlying warrants that are currently exercisable or exercisable within 60 days.

(7) Shares are issued but not outstanding and are held in escrow until fulfillment of conditions by Langley Park Investment pursuant to a July 29, 2004 agreement with us.

Remuneration of Directors

      None.

Employment Agreements

Contract with Robert Steele

      On January 30, 2003, we entered into a five-year employment contract with Robert Steele, our Chief Executive Officer. The base salary under the agreement is $6,000 per month. Upon achieving gross revenue in a quarter of $300,000, the base salary under the agreement is $9,000 per month. Upon achieving gross revenue in a quarter of $600,000, the base salary under the agreement is $12,000 per month. Upon achieving gross revenue in a quarter of $900,000, the base salary under the agreement is $15,000 per month. If our quarterly gross revenues decrease, Mr. Steele's base salary will decrease accordingly, subject to the minimum base salary of $6,000 per month. In addition, Mr. Steele is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Contract with Andrew Haag

      On January 31, 2003, we entered into a five-year employment contract with Andrew Haag, our Chief Financial Officer. The base salary under the agreement is $6,000 per month. Upon achieving gross revenue in a quarter of $300,000, the base salary under the agreement is $9,000 per month. Upon achieving gross revenue in a quarter of $600,000, the base salary under the agreement is $12,000 per month. Upon achieving gross revenue in a quarter of $900,000, the base salary under the agreement is $15,000 per month. If our quarterly gross revenues decrease, Mr. Haag's base salary will decrease accordingly, subject to the minimum base salary of $6,000 per month. In addition, Mr. Haag is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Stock Option Plans

      On June 30, 2004, our stockholders approved our 2004 Stock Option Plan and authorized 11,822,500 shares of common stock for issuance there under. As of September 25, 2006, no options have been granted pursuant to the plan.

      On September 7, 2006, our stockholders approved our 2006 Stock Option Plan and authorized 25,000,000 shares of common stock for issuance there under. As of September 25, 2006, no options have been granted pursuant to the plan.

Option/SAR Grants in Last Fiscal Year

      None.

Equity Compensation Plan Information

      The following table sets forth certain information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the existing equity compensation plans as of September 25, 2006.

                                                                                                                 Number of Shares
                                                                                                                     Remaining
                                                                                                                   Available for
                                                                     Number of Shares      Weighted-Average       Future Issuance
                                                                       to be Issued            Exercise            Under Equity
                                                                     Upon Exercise of          Price of            Compensation
                                                                        Outstanding           Outstanding        Plans (Excluding
                                                                         Options,              Options,          Shares Reflected
                                                                       Warrants and          Warrants and          in the First
                          Plan Category                                   Rights                Rights                Column)
---------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by shareholders                            --                      --               36,822,500
Equity compensation plans not approved by shareholders                        --                      --                       --
                                                                     -----------             -----------              -----------
Total                                                                         --                      --               36,822,500
                                                                     ===========             ===========              ===========

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Other than as disclosed below, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

      On December 22, 2004, we issued 1,967,824 shares of common stock to Andrew Haag, an officer and director, pursuant to an exercise of a warrant on a cashless basis.

      On January 6, 2006, we issued a warrant to purchase 20,000 common shares bearing an exercise price of $0.07 and a three year term to an investor related to Andrew Haag, an officer and director, pursuant to a short term loan agreement of $20,000.

      On May 16, 2006, we paid to a party related to Andrew Haag, an officer and director, $4,500 in regard to a finder's fee for financial funding we received.

ITEM 13. EXHIBITS.

Exhibit No.       Description
-----------       -----------

2.1 Agreement and Plan of Reorganization between Quintek Technologies, Inc., and Juniper Acquisition Corporation, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on February 25, 2000 and incorporated herein by reference.

3.1 Articles of Incorporation, filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and Exchange Commission on October 16, 2000 and incorporated herein by reference.

3.2 Bylaws of the Company, filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and Exchange Commission on October 16, 2000 and incorporated herein by reference.

4.1 Form of Irrevocable Proxy Granted to Chief Executive Officer dated January 30 or 31, 2003, filed as an exhibit to the quarterly report on Form 10-QSB filed with the Securities and Exchange Commission on February 14, 2003 and incorporated herein by reference.

4.2 Securities Purchase Agreement, dated May 17, 2006, by and between Quintek Technologies, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2006 and incorporated herein by reference.

4.3 Secured Convertible Debenture issued to Cornell Capital Partners LP, dated May 17, 2006, filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2006 and incorporated herein by reference.

4.4 Warrant to purchase 10,415,000 shares of Common Stock, dated May 17, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2006 and incorporated herein by reference.

4.5 Warrant to purchase 12,500,000 shares of Common Stock, dated May 17, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2006 and incorporated herein by reference.

4.6 Warrant to purchase 17,857,000 shares of Common Stock, dated May 17, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2006 and incorporated herein by reference.

4.7 Warrant to purchase 15,625,000 shares of Common Stock, dated May 17, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2006 and incorporated herein by reference.

4.8 Registration Rights Agreement, dated May 17, 2006, by and between Quintek Technologies Inc. and Cornell Capital Partners L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2006 and incorporated herein by reference.

4.9 Security Agreement, dated May 17, 2006, by and between Quintek Technologies Inc. and Cornell Capital Partners L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2006 and incorporated herein by reference.

4.10 Security Agreement, dated May 17, 2006, by and between Quintek Services, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2006 and incorporated herein by reference.

4.11              Security  Agreement,  dated  May  17,  2006,  by  and  between
                  Sapphire Consulting Services and Cornell Capital Partners L.P., filed as an exhibit to the Current Report on Form 8-K, filed with the Commission on May 24, 2006 and incorporated herein by reference.

4.12 Amendment No. 1 to Securities Purchase Agreement, dated May 17, 2006, by and between Quintek Technologies, Inc. and Cornell Capital Partners L.P. (filed herewith).

4.13 Amendment No. 1 to Registration Rights Agreement, dated May 17, 2006, by and between Quintek Technologies, Inc. and Cornell Capital Partners L.P. (filed herewith).

4.14 Amendment No. 1 to Warrant to purchase 10,415,000 shares of Common Stock, dated May 17, 2006, issued to Cornell Capital Partners L.P. (filed herewith).

4.15 Amendment No. 1 to Warrant to purchase 12,500,000 shares of Common Stock, dated May 17, 2006, issued to Cornell Capital Partners L.P. (filed herewith).

4.16 Amendment No. 1 to Warrant to purchase 17,857,000 shares of Common Stock, dated May 17, 2006, issued to Cornell Capital Partners L.P. (filed herewith).

4.17 Amendment No. 1 to Warrant to purchase 15,625,000 shares of Common Stock, dated May 17, 2006, issued to Cornell Capital Partners L.P. (filed herewith).

10.1 Consulting Agreement between Quintek Technologies, Inc. and Robert Steele dated December 16, 2002, filed as an exhibit to the registration statement on Form S-8 filed with the Securities and Exchange Commission on March 11, 2003 and incorporated herein by reference.

10.2 Consulting Agreement between Quintek Technologies, Inc. and Zubair Kazi dated January 31, 2003, filed as an exhibit to the registration statement on Form S-8 filed with the Securities and Exchange Commission on March 11, 2003 and incorporated herein by reference.

10.3 Warrant Agreement between Quintek Technologies, Inc. and Zubair Kazi dated January 31, 2003, filed as an exhibit to the registration statement on Form S-8 filed with the Securities and Exchange Commission on March 11, 2003 and incorporated herein by reference.

10.4 Purchase Order Financing Agreement dated June 2, 2003 between Kazi Management VI, LLC and Quintek Technologies, Inc., filed as an exhibit to the registration statement on Form S-8 filed with the Securities and Exchange Commission on August 18, 2003 and incorporated herein by reference.

10.5 Employment Agreement between Quintek Technologies, Inc. and Robert Steele dated January 31, 2003, filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and Exchange Commission on October 14, 2003 and incorporated herein by reference.

10.6 Employment Agreement between Quintek Technologies, Inc. and Andrew Haag dated January 31, 2003, filed as an exhibit to the annual report on Form 10-KSB filed with the Securities and Exchange Commission on October 14, 2003 and incorporated herein by reference.

14.1 Code of Ethical Conduct adopted June 10, 2003, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2004 and incorporated herein by reference.

14.2 Audit Committee Charter adopted June 11, 2003, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2004 and incorporated herein by reference.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

      The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for fiscal 2006 and 2005 and reviews of the consolidated financial statements included in our Forms 10-QSB were $52,000 for 2006 and $41,000 for 2005.

Audit-Related Fees

      For fiscal 2006 and 2005, our auditors did not bill any fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" above.

Tax Fees

      No fees were billed by our auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2006 and 2005, respectively.

All Other Fees

      No fees were billed by our auditors for all other non-audit services rendered to us, such as attending meetings and other miscellaneous financial consulting, in fiscal 2006 and 2005.

Audit Committee

      The audit committee meets prior to filing of any Form 10-QSB or 10-KSB to approve those filings. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work. All fees paid to our independent auditors for fiscal 2006 were pre-approved by the audit committee.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  QUINTEK TECHNOLOGIES, INC.

Date:  September 28, 2006         By: /s/ ROBERT STEELE
                                      ----------------------------------------
                                  Robert Steele
                                  Chief Executive Officer (Principal
                                  Executive Officer)

Date:  September 28, 2006         By: /s/ ANDREW HAAG
                                      ----------------------------------------
                                  Andrew Haag
                                  Chief Financial Officer (Principal Financial
                                  Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

--------------------------------------------------------------------------------
Name                   Position                               Date
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
/s/ ROBERT STEELE      Chief Executive Officer (Principal     September 28, 2006
-----------------      Executive Officer) and Director
Robert Steele
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
/s/ ANDREW HAAG        Chief Financial Officer (Principal     September 28, 2006
---------------        Financial Officer and Principal
Andrew Haag            Accounting Officer)  and Director
--------------------------------------------------------------------------------