Form 10QSB
period 2006-09-30
QUINTEK TECHNOLOGIES INC
filed 2006-11-15
CIK 1107714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

At November 13, 2006, a total of 152,449,773 shares of registrant's Common Shares were outstanding.

Transitional Small Business Disclosure Format: Yes [   ] No [X]

QUINTEK TECHNOLOGIES, INC.
FORM 10-QSB

For the Fiscal Quarter Ended September 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Unaudited)

September 30,
2006
ASSETS

Current assets:
Cash and cash equivalents	$57,076
Accounts receivable, net of allowance for doubtful accounts of $4,866	285,589
Total current assets	342,665

Property and equipment, net	404,888

Other assets:
Deposits	108,935
Other assets	974,780
Total other assets	1,083,715
Total Assets	$1,831,267

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,313,164
Due to related parties	11,103
Factoring payable	136,722
Payroll and payroll taxes payable	168,624
Payroll taxes assumed in merger	96,661
Advances from lenders	36,736
Loans payable	283,067
Notes payable	62,590
Convertible bonds	62,495
Convertible debentures	210,674
Convertible notes	50,500
Beneficial conversion feature	153,208
Dividend payable	36,647
Total current liabilities	2,622,191

Long-term debt	219,219

Stockholders' deficit:
Preferred stock, convertible, no par value, 50,000,000 shares authorized,
4,154,750 shares issued and outstanding	1,281,605
Common stock, $0.001 par value, 500,000,000 shares authorized,
152,449,773 shares issued and outstanding	152,449
Additional paid-in capital	32,853,324
Shares to be issued	5,000
Stock subscription receivable	(776,250)
Prepaid consulting	(41,727)
Unrealized gain on marketable securities	(120,151)
Investments held in escrow	(10,710)
Accumulated deficit	(34,353,682)
Total stockholders' deficit	(1,010,143)
Total liabilities and stockholders' deficit	$1,831,267

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three month periods ended September 30,
	2006	2005

Net revenue	$411,728	$693,359

Cost of revenue	318,489	479,624
Gross margin	93,240	213,735

Operating expenses:
Selling, general and administrative	854,155	665,588
Stock-based compensation	600,000	138,713
Stock-based consulting fees	94,227	—
Total operating expenses	1,548,383	804,302
Loss from operations	(1,455,143)	(590,567)

Non-operating income (expense):
Realized gain on investment	—	113,700
Other income	3,095	6,672
Uncollectible from former officers	(2,720)	(2,617)
Beneficial conversion feature	—	(52,807)
Change in Fair Value of Warrants	621,748	—
Interest Income	2,592	1,323
Interest expense	(61,345)	(23,950)
Total non-operating income (expense)	563,370	42,320

Loss before provision for income taxes	(891,772)	(548,246)

Provision for income taxes	800	800
Net loss	(892,572)	(549,046)

Dividend requirement for preferred stock	4,014	4,014
Net loss applicable to common shareholders	(896,587)	(553,060)

Other comprehensive (loss)/gain:
Reclassification adjustment	—	4,080
Unrealized gain for the period	—	20,744
Comprehensive loss	$(896,587)	$(528,236)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Basic and diluted weighted average
shares outstanding	150,442,028	100,896,828

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three month periods ended
	September 30,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(892,572)	$(549,046)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	43,310	42,435
Expenses paid by a note payable	—	36,478
Issuance of shares for consulting services	—	138,713
Amortization of the prepaid consulting	94,227	—
Stock based compensation	600,000	—
Bad Debts	2,720	—
Gain on the sale of the investment	—	(113,700)
Change in Fair value of Warrants	(621,748)	—
Beneficial conversion feature expense	—	52,807
Amortization of the Unamortized discount	—	13,936
Finance Expense	63,268	—
Gain on legal settlement	—	—
Changes in current assets and liabilities:
Increase in accounts receivable	(57,968)	(35,378)
Decrease in prepaid expenses	—	4,005
Decrease in accounts payable	322,685	(43,358)
Increase (decrease) in payroll taxes payable	(12,941)	27,241
Decrease in deferred revenue	(11,400)	(17,264)
Net cash used in operating activities	(470,420)	(443,131)

INVESTING ACTIVITIES
(Increase) decrease in restricted cash	—	(1,322)
Proceeds from sale of marketable securities	—	238,018
Net cash provided by investing activies	—	236,696

FINANCING ACTIVITIES
Payments on factoring payable	—	(241)
Proceeds from related parties	11,103	—
Payments on leases	(36,130)	(41,311)
Proceeds from issuance of debentures	150,000	—
Proceeds from sale of stocks	—	80,000
Proceeds from issuance of common stock upon exercise of warrants	—	184,400
Payments of notes payable	(7,484)	(5,149)
Net cash provided by financing activities	117,489	217,699

Net increase (decrease) in cash and cash equivalents	(352,931)	11,263
Cash and cash equivalents, beginning balance	410,007	12,669
Cash and cash equivalents, ending balance	$57,076	$23,932

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
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

Quintek provides business process outsourcing services to Fortune 500, Russell 2000 companies and public sector organizations. The Company’s business process includes outsourcing services range from consulting, digitizing, indexing, and uploading of source documents through simple customer-specific, rules-based decision making. .

2. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Quintek have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of September 30, 2006, the results of operations for the three months ended September 30, 2006 and 2005, and cash flows for the three months ended September 30, 2006 and 2005. The operating results for the three month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. The audited financial statements for the year ended June 30, 2006 were filed on September 28, 2006 with the Securities and Exchange Commission and is hereby referenced. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2006 Form 10-KSB.

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

Cash and Cash Equivalents

The Company considers all liquid investments with a maturity of three months or less from the date of the purchase that are readily convertible into cash to be cash equivalents.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $4,866 as at September 30, 2006.

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

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

Accounts Payable & Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2006:

Accounts payable	$467,667
Accrued interest	370,596
Accrued legal fees	33,250
Accrued Litigation Liability	328,276
Other accrued expenses	113,375
$1,313,164

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

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On September 30, 2006, the investments have been recorded as shown below based upon the fair value of the marketable securities.

Marketable securities consisted of the following as of September 30, 2006:

		Market	Accum.	Number of
Investee Name	Cost at	Value at	Unrealized	Shares Held at
(Symbol)	September 30, 2006	September 30, 2006	Loss	September 30, 2006
Investments held in escrow, Langley Park Investments, PLC	$1,330,000	$114,568	$(16,293)	572,798
Reserve for Potential Loss		(103,858)	(103,858)
Totals	$1,330,000	$10,710	$(120,151)	572,798

Stock-based compensation

The Company adopted SFAS No. 123 (Revised 2004), Share Based Payment (“SFAS No. 123R”), under the modified-prospective transition method on January 1, 2006. SFAS No. 123R requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value. Share-based compensation recognized under the modified-prospective transition method of SFAS No. 123R includes share-based compensation based on the grant-date fair value determined in accordance with the original provisions of SFAS No. 123, Accounting for Stock-Based Compensation, for all share-based payments granted prior to and not yet vested as of January 1, 2006 and share-based compensation based on the grant-date fair-value determined in accordance with SFAS No. 123R for all share-based payments granted after January 1, 2006. SFAS No. 123R eliminates the ability to account for the award of these instruments under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and allowed under the original provisions of SFAS No. 123. Prior to the adoption of SFAS No. 123R, the Company accounted for our stock option plans using the intrinsic value method in accordance with the provisions of APB Opinion No. 25 and related interpretations.

There were no stock options granted for the three months ended September 30, 2006 & 2005.

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

Revenue Recognition

Revenue is recognized when earned. The Company recognizes its revenue in accordance with the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”) and The American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended as amended by SOP 98-4 and SOP 98-9.

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Issuance of shares for service

The Company accounts for the issuance of equity instruments to acquire goods and services based on the fair value of the goods and services or the fair value of the equity instrument at the time of issuance, whichever is more reliably measurable.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. After adoption, the Company is required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate.

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

Recent Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.
2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.
3.	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:
4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any, the adoption of this statement will have on the financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

1.	A brief description of the provisions of this Statement
2.	The date that adoption is required
3.	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.

The management is currently evaluating the effect of this pronouncement on financial statements.

3. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2006, consists of the following:

Computer and office equipment	$817,159
Other depreciable assets	102,881
Furniture and fixture	40,653
960,693

Accumulated depreciation	(555,805)
$404,888

4. EMPLOYEE RECEIVABLES

Notes receivable from employees, unsecured, due on June 30, 2019, interest at 4% per annum	$260,554
Interest receivable in connection with the above employee receivables	41,612
302,166
Valuation allowance	(302,166)
$—

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

5. OTHER ASSETS

Subscription Receivable	$58,349
Allowance on Subscription Receivable	(57,466)

Derivative on issuance of Debenture	973,897
$974,780

6. NOTE PAYABLE

On April 10, 2006, the Company executed a note payable to a third party for $62,590. The term of the note was for a period of six months bearing an annual interest at 11.5%. The note carries a repayment provision wherein the Company will repay the third party from proceeds in the event of funding capital totaling a cumulative amount of one million dollars is received.

7. FACTORING PAYABLE

The Company entered into an agreement with a factoring company ("the Factor") to factor purchase orders with recourse. The Factor funded 97% or 90% based upon the status of the purchase order. The Factor agreed to purchase up to $4,800,000 of qualified purchase orders over the term of the agreement; however, the Factor did not have to purchase more than $200,000 in any given month. The term of the agreement term was from June 2, 2003 to June 2, 2005. The Company agreed to pay a late fee of 3% for payments not made within 30 days and 5% for those not made in 60 days. At the option of the Factor, the late fees may be paid with Company stock. If paid by Company stock, the stock bid price would be discounted 50% in computing the shares to be issued in payment of the late fee.

Pursuant to the terms of the factor agreement, the Factor is entitled to receive two (2) bonus warrants for each dollar of purchase orders purchased. The bonus warrants will be exercisable at the average closing price of the Company's common stock for the 90 days prior to the purchase order transactions they represent or a 50% discount to the closing price of the Company's stock at the time exercised at the option of the Factor. The warrants are exercisable over a five year period. The Company has not issued any bonus warrants during the three months ending September 30, 2006.

There were no purchases of purchase orders during the three months ended September 30, 2006. At September 30, 2006, the Company had a factoring payable balance of $116,722 associated with this factor. The Company has accrued $124,853 for interest for late payments of this factor payable as of September 30, 2006.

At September 30, 2006, the Company had a factoring balance associated with two individual factors of $20,000. The Company has accrued $12,401 for interest of these factoring payables as of September 30, 2006.

8. PAYROLL TAXES-ASSUMED IN MERGER

The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance was $96,661at September 30, 2006. The Company is delinquent on payments of these payroll tax liabilities.

9. LOANS PAYABLE

Leases payable, interest at 7.9% to 20%, due various dates in 2005 to 2008 ( the company is in default for these loans)	$236,627
Lease payable, interest at 17.8%, due in 2007	13,299
Note payable, interest at 5.75%, due July 30, 2006 (the company is in default and default interest is 12%)	6,080
Notes payable, interest at 8%, due 2006 (the company is in default of these notes)	27,061
$283,067

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

10. ADVANCES FROM LENDER

On August 2, 2004 the Company signed a convertible debenture agreement with an accredited investor whereby the Company has received an advance totaling $905,000 for prepayment of warrants to be exercised as of September 30, 2006. The agreement expired on August 2, 2006. The accredited investor has exercised 868,264 warrants into common shares valued at $868,264 as of the twelve month period ended June 30, 2006. The remaining balance of $36,736 is recorded as advances from lender in the accompanying financial statements as of September 30, 2006.

11. CONVERTIBLE BONDS

Bonds payable with interest at 9%, due on October 2001convertible to shares of common stock in increments of $1,000 or more	$21,354
Bonds payable with interest at 12%, due July 2001, convertible to shares of common stock in increments of $500 or more.	41,141
$62,495

The above convertible bonds have matured as of July 2001 and October 2001. The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds. The Company has recorded the $62,495 as convertible bonds as a current liability in the accompanying financial statements as of September 30, 2006.

12. CONVERTIBLE DEBENTURES

The Company raised $300,000 through the issuance of convertible debentures in June of 2004. The term of the convertible debentures are as follows: pursuant to the terms of conversion, debenture in the amount of $300,000 pays interest at 5 ¾% interest and includes 3,000,000 warrants to purchase common stock for a period of three years at the exercise price of $1.00. The “Conversion Price shall be equal to the lesser of (i) $0.50, or (ii) 75% of the average of the 5 lowest Volume Weighted Average Prices during the 20 trading days prior to Holder’s election to convert, or (iii) 75% of the Volume Weighted Average Price on the trading day prior to the Holders election to convert market price of the Company’s common stock prior to conversion. Upon conversion of the debenture, the holder is obligated to simultaneously exercise the $1.00 warrants providing added funding to the Company. The warrant must be exercised concurrently with the conversion of this debenture in an amount equal to ten times the dollar amount of the Debenture conversion. Upon execution of the securities purchase agreement, $225,000 of the purchase price was due and paid to the Company. The remaining $75,000 was paid to the Company on February 7, 2005 upon effectiveness of the Securities and Exchange Commission’s Registration Statement. As of September 30, 2006, the Holder of the debenture converted $89,326 of the debenture amount into 14,555,964 common shares of the Company and exercised 893,264 warrants.

The Company allocated the proceeds from the debenture between the warrant and the debt based on relative fair value of the warrant and the debt. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.4%, volatility of 100% and expected term of one year. The amount allocated to the warrant is being amortized over the term of the debt. The Company calculated a beneficial conversion feature of $279, 652. The Company amortized the beneficial conversion feature in accordance with the conversion terms of the note. At September 30, 2006, the convertible debenture of $210,674 is presented in the accompanying financial statements with the unamortized beneficial conversion feature and unamortized discount fully amortized.

On May 17, 2006, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (“Cornell”). The Company entered into a convertible debenture with a total commitment value of $2,000,000 of which $750,000 was disbursed May 19, 2006 and a debenture for $150,000 was entered into on September 15, 2006. The term of the convertible debenture is for 36 months from the date of each issuance. The conversion price in effect on any Conversion Date shall be, at the sole option of the Holder, equal to either (a) $0.0662 (the “Fixed Conversion Price”) or (b) ninety five percent (95%) of the lowest Volume Weighted Average Price of the Common Stock during the thirty (30) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP (the “Market Conversion Price”). The Investor shall not be able to convert the debentures into an amount that would result in the Investor beneficially owning in excess of 4.99% of the outstanding shares of common stock of the Company. Pursuant to the terms of debenture, the debenture bears interest at 10% interest per year and includes 17,857,000 warrants to purchase common stock at an exercise price of $0.07 repriced at $0.05, 15,625,000 warrants to purchase common stock at an exercise price of $0.08 repriced at $0.055, 12,500,000 warrants to purchase common stock at an exercise price of $0.10 repriced at $0.065, and 10,415,000 warrants to purchase common stock at an exercise price of $0.12 repriced at $0.08, all warrants are for a term of five years. The exercise of the attached warrants is at the sole option of the Holder. Upon execution of the securities purchase agreement, $750,000 of the purchase price was due and paid to the Company on May 19, 2006. On September 18, 2006, an additional $150,000 was paid to the Company upon the signing of the second debenture. An additional $650,000 will be disbursed to the Company immediately prior

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

to the filing of the Securities and Exchange Commission’s Registration Statement and the final $500,000 will be disbursed upon effectiveness of the Securities and Exchange Commission’s Registration Statement. As of September 30, 2006, convertible debenture of $219,219, net of unamortized discount, is presented in the accompanying financial statements.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares. The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. This beneficial conversion liability has been calculated to be $153,208 at September 30, 2006. In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock. Therefore, the warrants issued in connection with this transaction have been reported as an asset at September 30, 2006 in the accompanying balance sheet with a fair value of $988,183. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.93%, volatility of 100% and expected term of five year. The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $NIL and $1,935,904, respectively. $750,000 of the discounts has been recorded as a discount to the convertible debentures which will be amortized over the term of the debentures and the excess of $1,185,904 was recorded as financing costs.

13. CONVERTIBLE NOTE

The Company raised capital through the issuance of a convertible note for $50,500 issued on May 10, 2006. The note bears interest at the rate of 10% per annum compounded annually. All principal and interest shall be due and payable at the earlier of occurrence of Company’s first round of financing (whether debt or equity) after May 31, 2006 involving the receipts of at least $200,000 or more, or on November 10, 2006. The note holder will receive such number of fully paid and non assessable common stock as shall equal the outstanding amount of principal and interest due under this note being converted, divided by 80% of the price per share at which the Company next sells the shares of its common stock.

14. STOCKHOLDERS' DEFICIT

a.	Common Stock and Warrants

The Company has increased its authorized common stock from 200 million shares to 500 million shares and reduced the par value from $0.01 to $0.001 per share. The Company received the acceptance from the State of California, for the reduction in the par value of shares, on October 20, 2006. Each share entitles the holder to one vote. There are no dividend or liquidation preferences, participation rights, call prices or rates, sinking fund requirements, or unusual voting rights associated with these shares.

During the three month period ended September 30, 2006, the Company issued 2,000,000 common shares upon exercise of warrants from a prior period; 750,000 common shares to consultants for services valued at $22,500; 1,529,169 common shares pursuant to conversion of note from a prior period.
Outstanding Warrants:

		Weighted
	Number of	Average
	Warrants	Exercise Price

Outstanding June 30, 2006	80,110,137	$0.1106
Issued during the period	—	—
Expired	-242,857	$0.1424
Exercised	—	—
Outstanding September 30, 2006	79,867,280	$0.0904
Warrants to be issued	4,639,842
Total	84,507,122

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

b.	Common Stock Reserved

At September 30, 2006, common stock was reserved for the following reasons:

Outstanding convertible bonds	151,918 shares

c.	Stock Option Agreements

The number and weighted average exercise prices of options granted by the Company are as follows:

Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Outstanding June 30, 2006	16,303,943	$0.045	$—
Granted during the year	—
Exercised	—
Expired/forfeited	—
Outstanding September 30, 2006	16,303,943	$0.045	$—

Following is a summary of the status of options outstanding at September 30, 2006:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01 - $0.09	13,000,881	3.35	0.024	13,000,881	0.024
$0.10 - $0.20	3,303,062	0.48	0.021	3,303,062	0.021
	16,303,943	3.83	0.045	16,303,943	0.045

2,380,000 three year options calculated using the Black Scholes option pricing model using the following assumptions

Risk-free interest rate	3.40%
Dividend yield	0%
Volatility	100%

13,611,943 five year options calculated using the Black Scholes option pricing model using the following assumptions

Risk-free interest rate	3.40%
Dividend yield	0%
Volatility	100%

312,000 three year options calculated using the Black Scholes option pricing model using the following assumptions

Risk-free interest rate	3.93%
Dividend yield	0%
Volatility	100%

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. There were no options granted for the 3 months ended September 30, 2006 and 2005

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

d.	Stock transactions approved by the shareholders

At the Annual Meeting of the shareholders held on September 7, 2006, the shareholders approved by a majority vote to increase the authorized share capital to 500,000,000 shares and reduce the par value from $0.01 to $0.001 per share.

Series A Preferred Stock

The general terms of the Series A Preferred Stock is as follows: No par value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:1 ratio ; Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At September 30, 2006, the Company had 3,047,531 shares of Series A Preferred stock outstanding valued at $526,506. The Company has recorded a cumulative dividend of $36,437 for the Series A Preferred stockholders as of September 30, 2006 in the accompanying financial statements.

Series B Preferred Stock

The general terms of the Series B Preferred Stock is as follows: No par Value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:5 ratio (i.e. 1 share of Series B Preferred stock is convertible into 5 shares of common stock); Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At September 30, 2006, the Company had 89,271 shares of Series B Preferred Stock outstanding valued at $86,888. The Company has recorded a cumulative dividend of $191 for the Series B Preferred Stockholders as of September 30, 2006 in the accompanying financial statements.

Series C Preferred Stock

The general terms of the Series C Preferred Stock is as follows: No par value; Liquidation Preference - $1.00 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when as declared by the Board of Directors; Conversion Rights - 1:20 ratio (i.e. 1 share of Preferred Series C stock is convertible into 20 shares of common stock); Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at the rate of $1.00 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share.; Voting Rights - one vote per share on all matters requiring shareholder vote. At September 30, 2006, the Company had 17,948 shares of Series C Preferred Stock outstanding valued at $68,211. The Company has recorded a cumulative dividend of $18 for the Series C Preferred Stockholders as of September 30, 2006 in the accompanying financial statements.

Series D Preferred Stock

The general terms of the Series D Preferred Stock is as follows: No par value; Liquidation Preference - $0.10 per share plus any unpaid accumulated dividends; Dividends - if declared by the Board of Directors, holders shall be entitled to receive dividends as if they had converted such preferred stock into common stock as of the dividend date; Conversion Rights - 1:20 ratio (i.e. 1 share of Preferred Series D stock is convertible into 20 shares of common stock) so long as the closing bid price of our common stock is at least $0.10 on any date subsequent to issuance; Redemption Rights - none; Voting Rights - fifty votes per share on all matters requiring shareholder vote. At September 30, 2006, the Company had 1,000,000 shares of Series D Preferred Stock outstanding valued at $600,000. The Company has recorded no accumulative dividend for the Series D Preferred Stockholders as of September 30, 2006 in the accompanying financial statements.

The Company has recorded a cumulative dividend of $4,014 for the preferred stockholders for the three month period ended September 30, 2006, in the accompanying financial statements.

15. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $0 for income tax during the three month period ended September 30, 2006. The Company paid $54,940 interest during the three month period ended September 30, 2006.

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

16. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

Effective July 1, 2004 the Company relocated their executive offices to Huntington Beach, California and entered into a four year lease agreement. The agreement contains a base rent escalation clause. The Company leases its Idaho office facility under a month-to-month rental agreement at $675 per month. For the three months ended September 30, 2006 rent expense for these operating leases totaled $26,607.

The future minimum lease payments under non-cancelable leases are as follows:

2007	$93,642
2008	71,185
$164,827

b) Litigation

The Company was served with a summons as a defendant in a case filed on September 15, 2006 in Superior Court of California, County of San Diego. The complaint was filed by Golden Gate Investors (GGI) for Breach of Contract relating to the financing agreements executed between the Company and Golden Gate Investors in August 2004. GGI is claiming damages in excess of $589,758 in relation to the case. The Company has retained counsel to defend itself in this matter and plans to file a counter suit against GGI. The Company has recorded payables and an accrued legal expense totaling $589,758 in the accompanying financial statements.

The Company was served with a summons as a defendant in a case filed on October 24, 2006 in Superior Court of California, County of Orange by Single Source Partners (SSP) for failure to pay commissions and installment payments. SSP is seeking judgment in the amount of $51,206. The Company plans to retain counsel to defend itself in this matter and file a counter suit seeking damages for misrepresentation and commissions paid and not due to SSP in the amount of $69,292. The Company has recorded payables and an accrued partnership fee totaling $56,605 in the accompanying financial statements.

17. BASIC AND DILUTED NET LOSS PER SHARE

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

Weighted average number of shares used to compute basic and diluted loss per share for the three month period ended September 30, 2006 and 2005 are the same since the effect of dilutive securities is anti-dilutive.

18. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2006, the Company had incurred cumulative losses of $34,353,682 including a net loss of $892,572 and $549,046 for the three month periods ended September 30, 2006 and 2005, respectively. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2006, towards (i) obtaining additional equity financing and (ii) evaluation of its distribution and marketing methods.

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

19. SUBSEQUENT EVENTS

On October 18, 2006, the Company entered into a convertible debenture for $600,000 pursuant to the terms of a securities purchase agreement with an investment firm.

On October 19, 2006, the Company received funds for the purchase of shares held in escrow pursuant to the terms of the Escrow Agreement entered into on October 7, 2004 with an investment firm, valued at $10,821.

Item 2. Management's Discussion and Analysis

Overview

We address the growing needs of industry’s desire for timely access to relevant information. We do this by designing and providing a service-based solution for the customer around our core competencies of high speed high volume document scanning, inbound mailroom outsourcing, data capture, ASP hosting, workflow automation, and consulting services.

We charge our customers for deliverable services, consultative services and products. Products are invoiced upon shipping to our customer. Services are billed upon completion of a project or on a monthly basis, whichever is sooner. Many of our projects are for customers under long-term service agreements.

Deliverable services include scanned documents, captured data and hosted images. These are delivered to the customer in electronic format via electronic transmission via email or encrypted FTP transfer or physical media such as CD ROMs or Microfilm. Consultative services include document preparation, systems integration, software configuration, automated workflow design, and maintenance.

In the opinion of management, the following relationship, trends, events or uncertainties are important in understanding our operations and results as they have had, or can reasonably be expected to have a material effect on the net sales and/or income from operations.

•
Over the past decade, businesses have invested considerable capital in technology hardware and software. Receiving relevant information into these systems in a timely manner is becoming more valuable and important to companies. We provide services to capture data and images and transfer them into information systems. Larger organizations are focused on enterprise wide systems to shorten turnaround time, lower cost of doing business and increase management analytics. Smaller organizations are finding it more difficult to compete unless they adopt similar strategies. This is creating increased demand for the services we provide to large and small organizations alike.

•
The expansion of the internet to a worldwide resource has made workers available to process and catalogue information in other countries. This has made the labor arbitrage of outsourcing of information services overseas a growing and attractive business. It is a growing business to outsource from areas in the world where there is a high cost for educated labor to areas of the world where there is a lower cost of educated labor. We provide timely access to relevant information to the overseas information worker. A shift in this trend could impact our business

•
Sapphire Consulting Service, our wholly owned subsidiary, accounted for 33% of our revenue and totaled $133,930 for the three months ending September 30, 2006. Sapphire was formed in May 2005 and had limited operation for the 12 months ending June 30, 2005. The loss of key personnel or relationships needed to fulfill and obtain new business could adversely impact our financial results.

•
Fed-Ex/Kinko—We are a subcontractor for services to FedEx Kinko’s customers. Revenue from our relationship with FedEx Kinko’s totaled $147,127 and represents 36% of the total revenue for the three months ended September 30, 2006. The loss of this relationship could adversely impact our financial results.

•
Manhattan Data, Inc - We entered into a partnership agreement with Manhattan Data whereas the two companies sell and resell their respective services separately and as a combined solution. For the three months ended September 30, 2006, revenue from this relationship totaled $13,653 and represented less than 1% of our total revenue. At this time we are seeing increased demand from our customers for the services we offer through this partnership. If this relationship develops as planned this could represent a material portion of our revenues.

•
Increased Sales and Marketing -We have been applying funds raises from a recent financing with Cornell Capital to increase sales and marketing efforts. The result has been an increased awareness of us and our services. This increased awareness has led to an increasing amount of new proposals we have submitted for new business. Management believes that we will be able to convert a portion of these proposals into new business although there are no assurances that we will be able to obtain contracts with any of these potential clients. The inability to obtain new business could adversely impact our financial results.

•
We had a master services agreement to deliver on-site mortgage processing services for GMAC Residential Mortgage at their Ditech.com facility in Costa Mesa, CA. We are no longer providing services to this customer. The loss of this customer represents a material loss and will adversely affect our revenues and/or income from operations unless we are able to obtain one or more new customers to offset this loss.

Results of Operations for the Three Months ended September 30, 2006 Compared to the Three Months Ended September 30, 2005

Revenues

Our revenues totaled $411,728 and $693,359 for the three months ended September 30, 2006 and 2005, respectively, a decrease of $281,631 for the three months ended September 30, 2006. The decrease in revenues was primarily due to the loss of a major sales contract from the services business.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2006 and 2005 were $318,489 and $479,624, respectively, a decrease of $161,135. The decrease in cost of revenue consisted primarily of lower labor costs of $74,654 resulting from the loss of a major sales contract and lower outsourced professional services of $66,505.

Expenses

Operating expenses totaled $1,548,383 and $804,302 for the three month period ended September 30, 2006 and 2005, respectively, an increase of $744,081. The increase resulted primarily from an increase of approximately $556,000 in stock-based compensation for officers, directors, employees and consultants and an accrual of $328,276 for litigation.

Non-operating income totaled $563,370 and $42,320 for the three months ended September 30, 2006 and September 30, 2006, respectively, an increase of $521,050 for the three months ended September 30, 2006. The increase was primarily due to changes in the fair value of issued warrants.

Interest expense totaled $61,345 and $23,950 for the three months ended September 30, 2006 and 2005, respectively. The increase in interest was due to an increase in the amount of debt we have issued.

Net Loss

The net loss for the three months ended September 30, 2006 and 2005 were $892,572 and $549,046, respectively, an increase of $343,526. The increased net loss resulted from increased operating expenses and decreased revenues.

Liquidity and Capital Resources

At September 30, 2006, our total assets were $1,831,267 compared to $1,417,374 as of June 30, 2006. Total current liabilities at June 30, 2006 were $2,622,191 compared to $2,196,415 as of June 30, 2006. We owe $96,661 in payroll withholding taxes that were assumed in a merger and are past due. Also, we are currently in default on two outstanding convertible bonds totaling $62,495. Interest continues to accrue against the principal. The notes are unsecured. The holders of the bonds that are in default have indicated that they do not want to convert their debt to stock and wish to be repaid in cash. At present, we do not have the funds to repay the indebtedness. It is not known whether we will be able to repay or renegotiate this debt. Additionally, our current liabilities exceeded our current assets by $2,279,526 at September 30, 2006. As a result of recurring losses from operations ($4,560,311), including net losses of $2,945,710 and $7,417,687 for the fiscal years ending June 30, 2006 and 2005 our auditors, in their report dated September 15, 2006, have expressed substantial doubt about our ability to continue as going concern. We continue to experience losses from operations.

Net cash used in operating activities for the three months ended September 30, 2006 was $470,420, primarily attributable to the increase in accounts payable and accrued expenses of $57,968, decrease in accounts payable of $322,685, decrease in payroll taxes payable of $12,941, and decrease in deferred revenue of $11,400.

There was no net cash provided by or used in investing activities for the three months ended September 30, 2006.

Net cash provided by financing activities for the three months ended September 30, 2006 was $117,489, which was from the issuance of $150,000 in convertible debentures and $11,103 in proceeds from related parties. In addition, we made $36,103 in lease payments and $7,484 in notes payable.

As a result of the above activities, we experienced a net decrease in cash and cash equivalents of $352,931 as of September 30, 2006 as compared to $11,263 net increase in cash as of September 30, 2005. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from institutional investors or by selling our common shares and fulfilling our business plan. Other than as described below, we do not have any commitments for capital and we cannot give any assurances that capital will be available on terms we deem favorable or at all.

Our principal capital requirements during the fiscal year 2007 are to fund our internal operations and possibly make strategic acquisitions. We currently do not have any agreements or commitments for any acquisitions. We will need to obtain additional capital in order to expand operations. If we decide to make any acquisitions, we may need additional financing. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. We cannot assure you that we will be successful in obtaining additional funding. We have historically financed operations from the sale of our common stock and the conversion of common stock warrants. At September 30, 2006, we had cash on hand of $57,076 as compared cash on hand of $410,007 at June 30, 2006.

Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the trading price of our common stock and a downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on May 17, 2006, and amended on September 15, 2006, for the sale of $2,000,000 in secured convertible debentures and warrants. The investors are obligated to provide us with an aggregate of $2,000,000 as follows:

●	$750,000 was disbursed on May 17, 2006;

●	$150,000 was disbursed on September 15, 2006;

●	$600,000 was disbursed on October 23, 2006; and

●	$500,000 will be disbursed upon the effectiveness of the registration statement registering the shares of common stock underlying the secured convertible debentures and warrants.

Accordingly, we have received a total of $1,500,000 pursuant to the Securities Purchase Agreement.

Out of the $2 million in gross proceeds we expect to receive from Cornell Capital upon issuance of the secured convertible debentures, the following fees payable in cash have been or will be deducted in connection with the transaction:

•	$200,000 fee payable to Yorkville Advisors LLC, the general partner of Cornell Capital;
•	$20,000 fee payable to Yorkville Advisors LLC, the general partner of Cornell Capital;
•	$20,000 structuring fee payable to Yorkville Advisors LLC, the general partner of Cornell Capital; and
•	$5,000 due diligence fee payable to Cornell Capital.

Thus, we expect to receive net proceeds of $1,755,000 from the issuance of secured convertible debentures to Cornell Capital, prior to any other expenses we have or will incur in connection with the transaction.

The secured convertible debentures bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investor's option, at the lower of (i) $0.0662 or (ii) 95% of the lowest daily volume weighted average price of our common stock, as quoted by Bloomberg, LP, during the 30 trading days immediately preceding the date of conversion. Accordingly, there is no limit on the number of shares into which the secured convertible debentures may be converted. As of November 14, 2006, the lowest intraday trading price for our common stock during the preceding 30 trading days as quoted by Bloomberg, LP was $0.03 and, therefore, the conversion price for the secured convertible debentures was $0.0285. Based on this conversion price, the $2,000,000 in secured convertible debentures, excluding interest, were convertible into 70,175,439 shares of our common stock. The conversion price of the secured convertible debentures will be adjusted in the following circumstances:

•
If we pay a stock dividend, engage in a stock split, reclassify our shares of common stock or engage in a similar transaction, the conversion price of the secured convertible debentures will be adjusted proportionately;

•
If we issue rights, options or warrants to all holders of our common stock (and not to Cornell Capital) entitling them to subscribe for or purchase shares of common stock at a price per share less than $0.0662 per share, other than issuances specifically permitted be the securities purchase agreement, then the conversion price of the secured convertible debentures will be adjusted on a weighted-average basis;

•
If we issue shares, other than issuances specifically permitted be the securities purchase agreement, of our common stock or rights, warrants, options or other securities or debt that are convertible into or exchangeable for shares of our common stock, at a price per share less than $0.0662 per share, then the conversion price will be adjusted to such lower price on a full-ratchet basis;

•
If we distribute to all holders of our common stock (and not to Cornell Capital) evidences of indebtedness or assets or rights or warrants to subscribe for or purchase any security, then the conversion price of the secured convertible debenture will be adjusted based upon the value of the distribution as a percentage of the market value of our common stock on the record date for such distribution;

•
If we reclassify our common stock or engage in a compulsory share exchange pursuant to which our common stock is converted into other securities, cash or property, Cornell Capital will have the option to either (i) convert the secured convertible debentures into the shares of stock and other securities, cash and property receivable by holders of our common stock following such transaction, or (ii) demand that we prepay the secured convertible debentures; and

•
If we engage in a merger, consolidation or sale of more than one-half of our assets, then Cornell Capital will have the right to (i) demand that we prepay the secured convertible debentures, (ii) convert the secured convertible debentures into the shares of stock and other securities, cash and property receivable by holders of our common stock following such transaction, or (iii) in the case of a merger or consolidation, require the surviving entity to issue to a convertible debenture with similar terms.

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

We have the right, at our option, with three business days advance written notice, to redeem a portion or all amounts outstanding under the secured convertible debentures prior to the maturity date if the closing bid price of our common stock, is less than $0.0662 at the time of the redemption. In the event of a redemption, we are obligated to pay an amount equal to the principal amount being redeemed plus a 20% redemption premium, and accrued interest.
-
In connection with the securities purchase agreement, we also entered into a registration rights agreement providing for the filing, by September 29, 2006, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 90 days after September 29, 2006 and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) May 17, 2008. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than September 29, 2006, or if the registration statement is not declared effective by December 29, 2006, we are required pay to Cornell Capital, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures.
-
In connection with the securities purchase agreement, we, and each of our subsidiaries, executed a security agreement in favor of the investor granting them a first priority security interest in all of our goods, inventory, contractual rights and general intangibles, receivables, documents, instruments, chattel paper, and intellectual property. The security agreement states that if an event of default occurs under the secured convertible debentures or security agreements, the investor has the right to take possession of the collateral, to operate our business using the collateral, and have the right to assign, sell, lease or otherwise dispose of and deliver all or any part of the collateral, at public or private sale or otherwise to satisfy our obligations under these agreements.

The investor has contractually agreed to restrict its ability to convert the debentures or exercise the warrants and receive shares of our common stock such that the number of shares of common stock held by it and its affiliates after such conversion does not exceed 4.99% of the then issued and outstanding shares of common stock.

ITEM 3. CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2006. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Index Number: GIC872522 - Superior Court of California, County of San Diego

The Company was served with a summons as a defendant in a case filed on September 15, 2006 in Superior Court of California, County of San Diego. The complaint was filed by Golden Gate Investors (GGI) for Breach of Contract relating to the financing agreements executed between the Company and Golden Gate Investors in August 2004. GGI is claiming damages in excess of $589,758 in relation to the case. Quintek has retained counsel to defend itself in this matter and plans to file a counter suit against GGI.

Index Number: 06CC11306 - Superior Court of California, County of San Diego

The Company was served with a summons as a defendant in a case filed on October 24, 2006 in Superior Court of California, County of Orange by Single Source Partners (SSP) for failure to pay commissions and installment payments. SSP is seeking judgment in the amount of $51,206. Quintek plans to retain counsel to defend itself in this matter and file a counter suit seeking damages for misrepresentation and commissions paid and not due to SSP in the amount of $69,292.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 8, 2006, we issued 2,000,000 common shares to an accredited investor for exercise of warrants from a prior period.

On August 8, 2006, we issued 1,529,169 common shares to an accredited investor in consideration of conversion of a convertible note from a prior period.

On September 29, 2006, we issued 750,000 common shares to a consultant in consideration of services pursuant to an agreement, valued at $22,500.

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

Item 3. Defaults Upon Senior Securities

On August 3, 2004, we entered into a financing arrangement with Golden Gate Investors, Inc. and executed a two year convertible debenture for $300,000.  We are in default of the debenture balance in the amount of $210,674.

Item 4. Submission of Matters to a Vote of Security Holders

On September 7, 2006, we held our annual meeting of the stockholders, at which the majority of stockholders approved the following actions:

1. To elect two (2) directors of the Company to serve until the 2007 Annual Meeting of Stockholders or until their successors have been duly elected and qualified;

2. To amend the Company's articles of incorporation to increase the number of authorized shares of common stock, par value $0.01 per share (the “Common Stock”), of the Company from 200,000,000 shares to 500,000,000 shares;

3. To amend the Company's articles of incorporation to lower the par value of common stock from $0.01 per share to $0.001 per share;

4. To ratify the selection of Kabani & Company, Inc. as our independent registered public accounting firm for the fiscal year ending June 30, 2006; and

5. To adopt the Company’s 2006 Stock Incentive Plan.

Item 5. Other Information

None

Item 6. Exhibits

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

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUINTEK TECHNOLOGIES, INC.

Date: November 15, 2006	By:	/s/ ROBERT STEELE
Robert Steele
Chief Executive Officer (Principal Executive Officer) and Director

Date: November 15, 2006	By:	/s/ ANDREW HAAG
Andrew Haag
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director