Form 10QSB
period 2006-12-31
QUINTEK TECHNOLOGIES INC
filed 2007-02-20
CIK 1107714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

At February 12, 2007, a total of 152,449,773 shares of registrant's Common Shares were outstanding.

Transitional Small Business Disclosure Format: Yes [  ] No [X]

QUINTEK TECHNOLOGIES, INC.
FORM 10-QSB

For the Fiscal Quarter Ended December 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
as of December 31, 2006
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$79,951
Accounts receivable, net of allowance for doubtful accounts of $4,496	275,497
Employee receivable, net	4,238
Total current assets	359,686

Property and equipment, net	373,872

Other assets:
Deposits	108,935
Other assets	1,024,096
Total other assets	1,133,031
$1,866,588

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,484,794
Factoring payable	136,722
Payroll and payroll taxes payable	73,188
Payroll taxes assumed in merger	96,661
Advances from lenders	36,736
Loans payable	223,695
Convertible bonds	62,495
Convertible debentures	210,674
Convertible notes	45,450
Beneficial conversion feature	143,880
Deferred revenue	10,104
Dividend payable	40,661
Total current liabilities	2,565,060

Long-term debt	831,812

Stockholders' deficit:
Preferred stock, convertible, no par value, 50,000,000 shares authorized,
4,154,750 shares issued and outstanding	1,281,605
Common stock, $0.001 par value, 500,000,000 shares authorized,
152,449,773 shares issued and outstanding	152,449
Additional paid-in capital	32,853,323
Shares to be issued	5,000
Stock subscription receivable	(776,250)
Accumulated deficit	(35,046,412)
Total stockholders' deficit	(1,530,284)
Total liabilities and stockholders' deficit	$1,866,588

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three month periods ended December 31,		For the six month periods ended December 31,
	2006	2005	2006	2005

Net revenue	$397,283	$535,521	$809,011	$1,228,880

Cost of revenue	328,997	346,808	647,486	826,432
Gross margin	68,284	188,713	161,524	402,448

Operating expenses:
Selling, general and administrative	577,412	537,997	1,368,299	1,203,585
Stock-based compensation	-	313,686	600,000	383,975
Stock-based consulting fees	41,728	-	135,955	-

Total operating expenses	619,138	851,683	2,104,253	1,587,559

Loss from operations	(550,854)	(662,969)	(1,942,729)	(1,185,112)

Non-operating income (expense):
Realized gain (loss) on investment	(120,040)	-	(120,040)	113,700
Other income	3,067	2,959	6,162	9,631
Uncollectible from former officers	(2,747)	(2,409)	(5,467)	(5,026)
Beneficial conversion feature	(66,468)	(44,159)	(129,736)	(96,966)
Change in Fair Value of Warrants	82,327	-	704,075	-
Interest Income	136	1,344	2,728	2,667
Interest expense	(34,136)	(31,770)	(95,481)	(175,036)
Total non-operating income (expense)	(137,861)	(74,034)	362,241	(151,030)

Loss before provision for income taxes	(688,715)	(737,004)	(1,580,487)	(1,336,141)

Provision for income taxes	-	-	800	800
Net loss	(688,715)	(737,004)	(1,581,287)	(1,336,941)
-
Dividend requirement for preferred stock	4,015	4,015	8,029	8,029
Net loss applicable to common shareholders	(692,729)	(741,019)	(1,589,316)	(1,344,970)
-
Other comprehensive loss:	-
Reclassification adjustment	120,151	-	120,151	(4,080)
Unrealized gain/(loss) for the period	-	(19,590)	-	9,317
Comprehensive loss	$(572,578)	$(760,609)	$(1,469,165)	$(1,339,733)

Basic and diluted net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Basic and diluted weighted average
shares outstanding	154,095,924	122,264,778	151,445,900	111,580,803

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six months periods ended
	December 31,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(1,581,287)	$(1,336,941)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	93,794	85,540
Discount on factor	-	4,796
Expenses paid by a note payable	-	36,478
Issuance of shares for consulting services	135,955	238,697
Stock based compensation	600,000	-
Bad Debts	12,012	-
Gain on the sale of the investment	120,040	(113,700)
Change in Fair value of Warrants	(704,075)	-
Beneficial conversion feature expense	129,736	96,966
Amortization of the Unamortized discount	-	77,489
Warrants granted to consultant	-	206,798
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable	(59,890)	49,522
(Increase) decrease in prepaid expenses	(4,238)	(3,192)
Increase (decrease) in accounts payable	494,057	121,788
Increase (decrease) in payroll taxes payable	(108,377)	116,696
Increase (decrease) in deferred revenue	1,683	(23,056)
Net cash used in operating activities	(870,591)	(442,120)

INVESTING ACTIVITIES
Acquisition of equipment	(13,218)	(13,429)
Increase in restricted cash	-	(2,666)
Proceeds from sale of marketable securities	10,821	238,018
Net cash provided by/ (used in) investing activities	(2,397)	221,923

FINANCING ACTIVITIES
Payments on factoring payable	-	(95,279)
Proceeds from factor	-	155,816
Payments on leases	(64,428)	(60,620)
Proceeds from issuance of debentures	750,000	-
Expenses related to Issuance of Debenture	(75,000)	-
Proceeds from sale of stocks	-	80,000
Prepayments for exercise of warrants	-	125,000
Proceeds from issuance of common stock upon exercise of warrants	-	59,400
Payments of notes payable	(67,640)	(10,150)
Net cash provided by financing activities	542,932	254,167

Net increase (decrease) in cash and cash equivalents	(330,056)	33,970
Cash and cash equivalents, beginning balance	410,007	12,669
Cash and cash equivalents, ending balance	$79,951	$46,639

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

2. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Quintek have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of December 31, 2006, the results of operations for the six months ended December 31, 2006 and 2005, and cash flows for the six months ended December 31, 2006 and 2005. The operating results for the six month period ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. The audited financial statements for the year ended June 30, 2006 were filed on September 28, 2006 with the Securities and Exchange Commission and is hereby referenced. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2006 Form 10-KSB.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $4,496 as at December 31, 2006.

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

QUINTEK TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

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

Accounts Payable & Accrued Expenses

Accounts payable and accrued expenses consist of the following as of December 31, 2006:

Accounts payable	$533,038
Accrued interest	395,165
Accrued legal fees	33,250
Accrued Litigation Liability	414,254
Other accrued expenses	109,087
$1,484,794

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

Marketable securities and realized loss due to decline in market value

On July 29, 2004, the Company entered into an Agreement with Langley Park Investments Plc, a London Investment Company to issue 14,000,000 shares of the Company's common stock to Langley in return for 1,145,595 shares of Langley. Fifty percent of Langley shares, or 572,798 shares, issued to the Company under this agreement were to be held in escrow for two years. At the end of two years if the market price for the Company's common stock was at or greater than the Initial Closing Price, the escrow agent would release the full amount of shares. In the event that the market price for the Company's common stock is less than the Initial Closing Price the amount released would be adjusted.

Langley attained listing with the United Kingdom Listing Authority. The Company's shares are to be held by Langley for a period of at least two years. Langley shares issued to the Company are to be free trading.

The Company's marketable securities (Langley's shares) were classified as available-for-sale and, as such, were carried at fair value. Securities classified as available-for-sale may be sold in response to changes in interest rates, liquidity needs, and for other purposes. The investment in marketable securities represents less than twenty percent (20%) of the outstanding common stock and stock equivalents of the investee. As such, the investment is accounted for in accordance with the provisions of SFAS No. 115.

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On October 7, 2006, the Langley Escrow shares held as Protection Shares (as defined in the Escrow Agreement) were repurchased by Langley from the Company these were limited to the number of Langley escrow shares held or 572,798 shares. The purchase price was calculated as follows: the number of Langley Consideration Shares multiplied by the Percentage Decrease. The Percentage Decrease equals Market Value/the Closing Price. “Market Value” shall be the average of the ten (10) closing bid prices per share of the Company common stock during the ten (10) trading days immediately preceding the two year anniversary of the closing. “Closing Price” shall be the closing bid price of the Company’s common stock on the day of closing. The Company received funds totaling $10,821 pursuant to the repurchase of these shares and realized a loss totaling $120,040 in the accompanying financial statements as of December 31, 2006.

QUINTEK TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

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

There were no stock options granted during the six months ended December 31, 2006.

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
NOTES TO THE FINANCIAL STATEMENTS
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

QUINTEK TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

3. PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the three months and six months ended December 31, 2006 and 2005 included the accounts of Quintek Technologies, Inc. and its wholly owned subsidiary Sapphire Consulting Services. All significant inter-company accounts and transactions have been eliminated in consolidation.

4. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2006, consists of the following:

Computer and office equipment	$830,377
Other depreciable assets	102,881
Furniture and fixture	40,653
973,911
Accumulated depreciation	(600,039)
$373,872

The depreciation expense was $87,544 and $85,540 for the six month periods ended December 31, 2006 & 2005 respectively.

5. EMPLOYEE RECEIVABLES

Employee receivables comprised of following at December 31, 2006:

Notes receivable from employees, unsecured,
due on June 30, 2019, interest at 4% per annum	$260,254

Notes receivable from employees, unsecured,
due on April 7, 2007	4,238

Interest receivable in connection with the above
employee receivables	44,659

309,151

Valuation allowance	(304,913)

$4,238
.

QUINTEK TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

6. OTHER ASSETS

Other assets comprised of following at December 31, 2006:

Subscription Receivable	$58,349
Allowance on Subscription Receivable	(57,466)
Derivative on issuance of Debenture	1,023,213
$1.024,096

7. NOTE PAYABLE

On April 10, 2006, the Company executed a note payable to a third party for $62,590. The term of the note was for a period of six months bearing an annual interest at 11.5%. The note carries a repayment provision wherein the Company will repay the third party from proceeds in the event of funding capital totaling a cumulative amount of one million dollars is received. This principal on the note was paid in full as of December 31, 2006. The interest accrual of $3,865 is recorded as an accrued expense in the accompanying financial statements as of December 31, 2006.

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

Pursuant to the terms of the factor agreement, the Factor is entitled to receive two (2) bonus warrants for each dollar of purchase orders purchased. The bonus warrants will be exercisable at the average closing price of the Company's common stock for the 90 days prior to the purchase order transactions they represent or a 50% discount to the closing price of the Company's stock at the time exercised at the option of the Factor. The warrants are exercisable over a five year period. The Company has not issued any bonus warrants during the six months ending December 31, 2006.

There were no purchases of purchase orders during the six months ended December 31, 2006. At December 31, 2006, the Company had a factoring payable balance of $116,722 associated with this factor. The Company has accrued $142,361 interest for late payments of this factor payable as of December 31, 2006.

At December 31, 2006, the Company had a factoring balance associated with two individual factors of $20,000. The Company has accrued $13,006 for interest of these factoring payables as of December 31, 2006.

9. PAYROLL TAXES-ASSUMED IN MERGER

The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance was $96,661at December 31, 2006. The Company is delinquent on payments of these payroll tax liabilities.

QUINTEK TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

10. LOANS PAYABLE

Loan Payable as of December 31, 2006, consists of the following:

Leases payable, interest at 7.9% to 20%,	$218,466
due various dates in 2005 to 2008
Lease payable, interest at 17.8%, due in 2007	9,346
Note payable, interest at 5.75%, due July 30, 2006	6,080
(the company is in default and default interest is 12%)
Notes payable, interest at 8%, due 2006	27,061
(the company is in default of these notes)
Note payable, interest at 5 ¾%, due Jan, 2007	1,300
262,253

Less : Current Portion	223,695
Long-term debt	$38,558

Principal payments on these leases payable are as follows:

Year ending June 30,
2007	$178,365
2008	79,829
2009	4,059
$262,253

11. ADVANCES FROM LENDER

On August 2, 2004 the Company signed a convertible debenture agreement with an accredited investor whereby the Company has received an advance totaling $905,000 for prepayment of warrants to be exercised as of December 31, 2006. The agreement expired on August 2, 2006. The accredited investor has exercised 868,264 warrants into common shares valued at $868,264 as of the twelve month period ended June 30, 2006. The remaining balance of $36,736 is recorded as advances from lender in the accompanying financial statements as of December 31, 2006.

12. CONVERTIBLE BONDS

Convertible bonds at December 31, 2006, consist of the following:

Bonds payable with interest at 9%, due on October 2001convertible
to shares of common stock in increments of $1,000 or more	$21,354

Bonds payable with interest at 12%, due July 2001, convertible to shares
of common stock in increments of $500 or more.	41,141

$62,495

The above convertible bonds have matured as of July 2001 and October 2001. The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds. The Company has recorded the $62,495 as convertible bonds as a current liability in the accompanying financial statements as of December 31, 2006.

13. CONVERTIBLE DEBENTURES

The Company raised $300,000 through the issuance of convertible debentures in June of 2004. The term of the convertible debentures are as follows: pursuant to the terms of conversion, debenture in the amount of $300,000 pays interest at 5 ¾% interest and includes 3,000,000 warrants to purchase common stock for a period of three years at the exercise price of $1.00. The “Conversion Price shall be equal to the lesser of (i) $0.50, or (ii) 75% of the average of the 5 lowest Volume Weighted Average Prices during the 20 trading days prior to Holder’s election to convert, or (iii) 75% of the Volume Weighted Average Price on the trading day prior to the Holders election to convert market price of the Company’s common stock prior to conversion. Upon conversion of the debenture, the holder is obligated to simultaneously exercise the $1.00 warrants providing added funding to the Company. The warrant must be exercised concurrently with the conversion of this debenture in an amount equal to ten times the dollar amount of the Debenture conversion. Upon execution of the securities purchase agreement, $225,000 of the purchase price was due and paid to the Company. The remaining $75,000 was paid to the Company on February 7, 2005 upon effectiveness of the Securities and Exchange Commission’s Registration Statement. As of December 31, 2006, the Holder of the debenture converted $89,326 of the debenture amount into 14,555,964 common shares of the Company and exercised 893,264 warrants.

QUINTEK TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

The Company allocated the proceeds from the debenture between the warrant and the debt based on relative fair value of the warrant and the debt. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.4%, volatility of 100% and expected term of one year. The amount allocated to the warrant is being amortized over the term of the debt. The Company calculated a beneficial conversion feature of $279, 652. The Company amortized the beneficial conversion feature in accordance with the conversion terms of the note. At December 31, 2006, the convertible debenture of $210,674 is presented in the accompanying financial statements with the unamortized beneficial conversion feature and unamortized discount fully amortized.

On May 17, 2006, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (“Cornell”). The Company entered into a convertible debenture with a total commitment value of $2,000,000 of which $750,000 was disbursed May 19, 2006, a debenture for $150,000 was entered into on September 15, 2006 and a debenture for $600,000 was entered into on October 18, 2006. The term for each of the convertible debenture is 36 months from the date of each issuance. The conversion price in effect on any Conversion Date shall be, at the sole option of the Holder, equal to either (a) $0.0662 (the “Fixed Conversion Price”) or (b) ninety five percent (95%) of the lowest Volume Weighted Average Price of the Common Stock during the thirty (30) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP (the “Market Conversion Price”). The Investor shall not be able to convert the debentures into an amount that would result in the Investor beneficially owning in excess of 4.99% of the outstanding shares of common stock of the Company. Pursuant to the terms of debenture, the debenture bears interest at 10% interest per year and includes 17,857,000 warrants to purchase common stock at an exercise price of $0.07 re-priced at $0.05, 15,625,000 warrants to purchase common stock at an exercise price of $0.08 re-priced at $0.055, 12,500,000 warrants to purchase common stock at an exercise price of $0.10 re-priced at $0.065, and 10,415,000 warrants to purchase common stock at an exercise price of $0.12 re-priced at $0.08, all warrants are for a term of five years. The exercise of the attached warrants is at the sole option of the Holder. Upon execution of the securities purchase agreement, $750,000 of the purchase price was due and paid to the Company on May 19, 2006. On September 18, 2006, an additional $150,000 was paid to the Company upon the signing of the second debenture. On October 24, 2006 an additional $600,000 was disbursed to the Company prior to the filing of the Securities and Exchange Commission’s Registration Statement and the final $500,000 will be disbursed upon effectiveness of the Securities and Exchange Commission’s Registration Statement. As of December 31, 2006, the convertible debenture of $793,254, net of unamortized discount and unamortized debt raising expense, is presented in the accompanying financial statements.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares. The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. This beneficial conversion liability has been calculated to be $143,880 at December 31, 2006. In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock. Therefore, the warrants issued in connection with this transaction have been reported as an asset at December 31, 2006 in the accompanying balance sheet with a fair value of $1,037,499. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.93%, volatility of 100% and expected term of five year. The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $NIL and $1,935,904, respectively. $750,000 of the discounts has been recorded as a discount to the convertible debentures which will be amortized over the term of the debentures and the excess of $1,185,904 was recorded as financing costs.

QUINTEK TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Principal payments on these convertible debentures are as follows:

Year ending June 30,
2007	$210,670
2008	-
2009	750,000
2010	750,000
$1,710,670

14. CONVERTIBLE NOTE

The Company raised capital through the issuance of a convertible note for $50,500 issued on May 10, 2006. The note bears interest at the rate of 10% per annum compounded annually. All principal and interest was due and payable at the earlier of occurrence of Company’s first round of financing (whether debt or equity) after May 31, 2006 involving the receipts of at least $200,000 or more, or on November 10, 2006. The note holder will receive such number of fully paid and non assessable common stock as shall equal the outstanding amount of principal and interest due under this note being converted, divided by 80% of the price per share at which the Company next sells the shares of its common stock. The note holder has agreed to extend the note pursuant upon 10% of the principal and accrued interest through November 10, 2006 being paid. On December 27, 2006, these funds were forwarded to the note holder. The remaining principal balance of the note of $45,450 is recorded in the accompanying financial statements as of December 31, 2006

15. STOCKHOLDERS' DEFICIT

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

During the six month period ended December 31, 2006, the Company issued 2,000,000 common shares upon exercise of warrants from a prior period; 750,000 common shares to consultants for services valued at $22,500; 1,529,169 common shares pursuant to conversion of note from a prior period.

b.   Outstanding Warrants:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Warrants	Exercise Price	Value

Outstanding June 30, 2006	80,110,137	$0.1106	$73,383
Issued during the period	---	---
Expired	(242,857)	$0.1424
Exercised	---	---
Outstanding December 31, 2006	79,867,280	$0.0904	$ ---
Warrants to be issued	4,639,842
Total	84,507,122

QUINTEK TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Following is a summary of the status of warrants outstanding at December 31, 2006:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price of Exercisable Warrants

$0.01 - $0.09	47,435,476	2.40	0.040	47,435 476	0.040
$0.10 - $0.20	30,325,068	1.41	0.044	30,325,068	0.044
$0.20 - $1.00	2,106,736	0.02	0.026	2,106,736	0.026
	79,867,280	3.83	0.110	79,867,280	0.110

c.	Common Stock Reserved

At December 31, 2006, common stock was reserved for the following reasons:

Outstanding convertible bonds 151,918 shares

d.	Stock Option Agreements

The number and weighted average exercise prices of options granted by the Company are as follows:

	Options	Weighted	Aggregate
	Outstanding	Average	Intrinsic
		Exercise	Value
.		Price
Outstanding June 30, 2006	16,303,943	$0.045	$ -----
Granted during the year	-
Exercised	-
Expired/forfeited	-
Outstanding December 31, 2006	16,303,943	$0.045	$ -----

Following is a summary of the status of options outstanding at December 31, 2006:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$0.01 - $0.09	13,000,881	3.35	0.024	13,000,881	0.024
$0.10 - $0.20	3,303,062	0.48	0.021	3,303,062	0.021
	16,303,943	3.83	0.045	16,303,943	0.045

2,380,000 three year options calculated using the Black Scholes option pricing model using the following assumptions

Risk-free interest rate	3.40%
Dividend yield	0%
Volatility	100%

13,611,943 five year options calculated using the Black Scholes option pricing model using the following assumptions

Risk-free interest rate	3.40%
Dividend yield	0%
Volatility	100%

QUINTEK TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

312,000 three year options calculated using the Black Scholes option pricing model using the following assumptions

Risk-free interest rate	3.93%
Dividend yield	0%
Volatility	100%

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. There were no options granted for the six months ended December 31, 2006 and 2005

e.	Stock transactions approved by the shareholders

At the Annual Meeting of the shareholders held on September 7, 2006, the shareholders approved by a majority vote to increase the authorized share capital to 500,000,000 shares and reduce the par value from $0.01 to $0.001 per share.

Series A Preferred Stock

The general terms of the Series A Preferred Stock is as follows: No par value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:1 ratio ; Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At December 31, 2006, the Company had 3,047,531 shares of Series A Preferred stock outstanding valued at $526,506. The Company has recorded a cumulative dividend of $40,434 for the Series A Preferred stockholders as of December 31, 2006 in the accompanying financial statements.

Series B Preferred Stock

The general terms of the Series B Preferred Stock is as follows: No par Value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:5 ratio (i.e. 1 share of Series B Preferred stock is convertible into 5 shares of common stock); Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At December 31, 2006, the Company had 89,271 shares of Series B Preferred Stock outstanding valued at $86,888. The Company has recorded a cumulative dividend of $206 for the Series B Preferred Stockholders as of December 31, 2006 in the accompanying financial statements.
.
Series C Preferred Stock

The general terms of the Series C Preferred Stock is as follows: No par value; Liquidation Preference - $1.00 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when as declared by the Board of Directors; Conversion Rights - 1:20 ratio (i.e. 1 share of Preferred Series C stock is convertible into 20 shares of common stock); Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at the rate of $1.00 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share.; Voting Rights - one vote per share on all matters requiring shareholder vote. At December 31, 2006, the Company had 17,948 shares of Series C Preferred Stock outstanding valued at $68,211. The Company has recorded a cumulative dividend of $21 for the Series C Preferred Stockholders as of December 31, 2006 in the accompanying financial statements.
.
Series D Preferred Stock

The general terms of the Series D Preferred Stock is as follows: No par value; Liquidation Preference - $0.10 per share plus any unpaid accumulated dividends; Dividends - if declared by the Board of Directors, holders shall be entitled to receive dividends as if they had converted such preferred stock into common stock as of the dividend date; Conversion Rights - 1:20 ratio (i.e. 1 share of Preferred Series D stock is convertible into 20 shares of common stock) so long as the closing bid price of our common stock is at least $0.10 on any date subsequent to issuance; Redemption Rights - none; Voting Rights - fifty votes per share on all matters requiring shareholder vote. At December 31, 2006, the Company had 1,000,000 shares of Series D Preferred Stock outstanding valued at $600,000. The Company has recorded no accumulative dividend for the Series D Preferred Stockholders as of December 31, 2006 in the accompanying financial statements.

QUINTEK TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

The Company has recorded a cumulative dividend of $8,029 for the preferred stockholders for the six month period ended December 31, 2006, in the accompanying financial statements.

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $800 for income tax during the six month period ended December 31, 2006. The Company paid $95,481 interest during the six month period ended December 31, 2006.

17. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

Effective July 1, 2004 the Company relocated their executive offices to Huntington Beach, California and entered into a four year lease agreement. The agreement contains a base rent escalation clause. The Company leases its Idaho office facility under a month-to-month rental agreement at $675 per month. For the six months ended December 31, 2006 rent expense for these operating leases totaled $52,312.

The future minimum lease payments under non-cancelable leases are as follows:

2007	$94,066
2008	47,456
$141,522

b) Litigation

The Company was served with a summons as a defendant in a case filed on September 15, 2006 in Superior court of California, County of San Diego. The complaint was filed by Golden Gate Investors (GGI) for Breach of Contract relating to the financing agreements executed between the Company and Golden Gate Investors in August 2004. GGI is claiming damages in excess of $675,736 in relation to the case. The Company has retained counsel to defend itself in this matter and has filed a counter suit against GGI. The Company has recorded payables and an accrued legal expense totaling $675,736 in the accompanying financial statements.

The Company was served with a summons as a defendant in a case filed on October 24, 2006 in Superior court of California, County of Orange by Single Source Partners (SSP) for failure to pay commissions and installment payments. SSP is seeking judgment in the amount of $51,206. The Company has retained counsel to defend itself in this matter and filed a counter suit seeking damages for misrepresentation and commissions paid and not due to SSP. The Company has recorded payables and an accrued partnership fee totaling $56,605 in the accompanying financial statements.

18. BASIC AND DILUTED NET LOSS PER SHARE

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

Weighted average number of shares used to compute basic and diluted loss per share for the six month period ended December 31, 2006 and 2005 are the same since the effect of dilutive securities is anti-dilutive.

QUINTEK TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

19. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2006, the Company had incurred cumulative losses of $35,046,412 including a net loss of $1,581,287 and $1,336,941 for the six month periods ended December 31, 2006 and 2005, respectively. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended December 31, 2006, towards (i) obtaining additional equity financing and (ii) evaluation of its distribution and marketing methods.

20. SUBSEQUENT EVENTS

On February 6, 2007, a party related to Andrew Haag, an officer and director, returned to the Company the $4,500 finder’s fee for financial funding which was paid on May 16, 2006.

On February 15, 2007, funding pursuant to a convertible debenture totaling $500,000 was disbursed to the Company from Cornell Capital Partners upon effectiveness of the Securities and Exchange Commission’s Registration Statement.

Item 2. Management's Discussion and Analysis

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

•
The expansion of the internet to a worldwide resource has made workers available to process and catalogue information in other countries. This has made the labor arbitrage of outsourcing of information services overseas a growing and attractive business. It is a growing business to outsource from areas in the world where there is a high cost for educated labor to areas of the world where there is a lower cost of educated labor. We provide timely access to relevant information to the overseas information worker. A shift in this trend could impact our business

•
Sapphire Consulting Service, our wholly owned subsidiary, accounted for 36% of our revenue and totaled $289,351 for the six months ending December 31, 2006. Sapphire was formed in May 2005 and had limited operation for the 12 months ending June 30, 2005. The loss of key personnel or relationships needed to fulfill and obtain new business could adversely impact our financial results.

•
Fed-Ex/Kinko—We are a subcontractor for services to FedEx Kinko’s customers. Revenue from our relationship with FedEx Kinko’s totaled $307,881 and represents 38% of the total revenue for the six months ended December 31, 2006. The loss of this relationship could adversely impact our financial results.

•
Manhattan Data, Inc - We entered into a partnership agreement with Manhattan Data whereas the two companies sell and resell their respective services separately and as a combined solution. For the six months ended December 31, 2006, revenue from this relationship totaled $19,359 and represented 2% of our total revenue. At this time we are seeing increased demand from our customers for the services we offer through this partnership. If this relationship develops as planned this could represent a material portion of our revenues.

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

Results of Operations for the Three Months ended December 31, 2006 Compared to the Three Months Ended December 31, 2005

Revenues

Our revenues totaled $397,283 and $535,521 for the three months ended December 31, 2006 and 2005, respectively, a decrease of $138,238 for the three months ended December 31, 2006. The decrease in revenues was primarily due to the loss of a major sales contract from the services business.

Cost of Revenue

Cost of revenue for the three months ended December 31, 2006 and 2005 were $328,997 and $346,808, respectively, a decrease of $17,811. The decrease in cost of revenue consisted primarily of lower outsourced professional and outsourced services of $17,430.

Expenses

Operating expenses totaled $619,138 and $851,683 for the three month period ended December 31, 2006 and 2005, respectively, a decrease of $232,545. The decrease resulted primarily from a decrease of approximately $203,534 in stock-based compensation for officers, directors, employees and consultants.

Non-operating expense totaled $137,861 and $74,034 for the three months ended December 31, 2006 and December 31, 2005, respectively, an increase of $63,827. The increase was primarily due to changes in the fair value of issued warrants.

Interest expense totaled $34,136 and $31,770 for the three months ended December 31, 2006 and 2005, respectively. The increase in interest was due to an increase in the amount of debt we have issued.

Net Loss

The net loss for the three months ended December 31, 2006 and 2005 were $688,715 and $737,004, respectively, a decrease of $48,289. The decreased net loss resulted from decreased costs and decreased operating expenses.

Results of Operations for the Six Months ended December 31, 2006 Compared to the Six Months Ended December 31, 2005

Revenues

Our revenues totaled $809,011 and $1,228,880 for the six months ended December 31, 2006 and 2005, respectively, a decrease of $491,869 for the six months ended December 31, 2006. The decrease in revenues was primarily due to the loss of a major sales contract from the services business.

Cost of Revenue

Cost of revenue for the six months ended December 31, 2006 and 2005 were $647,486 and $826,432, respectively, a decrease of $178,946. The decrease in cost of revenue consisted primarily of lower labor costs of $97,185 and occupation fees of $39,856 both resulting from the loss of a major sales contract.

Expenses

Operating expenses totaled $2,104,253 and $1,587,559 for the six month period ended December 31, 2006 and 2005, respectively, an increase of $516,694. The increase resulted primarily from an increase of approximately $351,980 in stock-based compensation for officers, directors, employees and consultants and an accrual of $414,529 for litigation.

Non-operating income totaled $362,241 for the six months ended December 31, 2006 and non-operating expense of $151,030 for the six months ended December 31, 2005, an increase of $513,271 for the six months ended December 31, 2006. The increase was primarily due to changes in the fair value of issued warrants.

Interest expense totaled $95,481 and $175,036 for the six months ended December 31, 2006 and 2005, respectively. The decrease in interest was due to an decrease in the amount of debt we have issued.

Net Loss

The net loss for the six months ended December 31, 2006 and 2005 were $1,581,287 and $1,336,941, respectively, an increase of $244,346. The increased net loss resulted from increased operating expenses and decreased revenues.

Liquidity and Capital Resources

At December 31, 2006, our total assets were $1,866,588 compared to $1,417,374 as of June 30, 2006. Total current liabilities at December 31, 2006 were $2,565,060 compared to $2,196,415 as of June 30, 2006. We owe $96,661 in payroll withholding taxes that were assumed in a merger and are past due. Also, we are currently in default on two outstanding convertible bonds totaling $62,495. Interest continues to accrue against the principal. The notes are unsecured. The holders of the bonds that are in default have indicated that they do not want to convert their debt to stock and wish to be repaid in cash. At present, we do not have the funds to repay the indebtedness. It is not known whether we will be able to repay or renegotiate this debt. Additionally, our current liabilities exceeded our current assets by $2,205,374 at December 31, 2006. As a result of recurring losses from operations ($4,560,311), including net losses of $2,945,710 and $7,417,687 for the fiscal years ending June 30, 2006 and 2005 our auditors, in their report dated September 15, 2006, have expressed substantial doubt about our ability to continue as going concern. We continue to experience losses from operations.

Net cash used in operating activities for the six months ended December 31, 2006 was $870,591, primarily attributable to the increase in accounts receivable and prepaid expenses of $64,128, an increase in accounts payable and accrued expenses of $494,057, a decrease in payroll taxes payable of $108,377, and an increase in deferred revenue of $1,683.

Net cash provided by or used in investing activities for the six months ended December 31, 2006, was $2,397.attributable to acquisition of equipment offset by proceeds form sale of marketable securities.

Net cash provided by financing activities for the six months ended December 31, 2006 was $542,932, which was from the issuance of $750,000 in convertible debentures. In addition, we made $64,428 in lease payments, payments of $67,640 toward notes payable and recorded $75,000 in debenture expenses.

As a result of the above activities, we experienced a net decrease in cash and cash equivalents of $330,056 as of December 31, 2006 as compared to a $33,970 net increase in cash as of December 31, 2005. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from institutional investors or by selling our common shares and fulfilling our business plan. Other than as described below, we do not have any commitments for capital and we cannot give any assurances that capital will be available on terms we deem favorable or at all.

Our principal capital requirements during the fiscal year 2007 are to fund our internal operations and possibly make strategic acquisitions. We currently do not have any agreements or commitments for any acquisitions. We will need to obtain additional capital in order to expand operations. If we decide to make any acquisitions, we may need additional financing. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. We cannot assure you that we will be successful in obtaining additional funding. We have historically financed operations from the sale of our common stock and the conversion of common stock warrants. At December 31, 2006, we had cash on hand of $79,951 as compared cash on hand of $410,007 at June 30, 2006.

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on May 17, 2006, and amended on September 15, 2006, for the sale of $2,000,000 in secured convertible debentures and warrants. The investors provided us with an aggregate of $2,000,000 as follows:

●     $750,000 was disbursed on May 17, 2006;

●     $150,000 was disbursed on September 15, 2006;

●     $600,000 was disbursed on October 23, 2006; and

●     $500,000 was disbursed on February 15, 2007.

Out of the $2 million in gross proceeds we received from Cornell Capital upon issuance of the secured convertible debentures, the following fees payable in cash have been or will be deducted in connection with the transaction:
-
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

The secured convertible debentures bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investor's option, at the lower of (i) $0.0662 or (ii) 95% of the lowest daily volume weighted average price of our common stock, as quoted by Bloomberg, LP, during the 30 trading days immediately preceding the date of conversion. Accordingly, there is no limit on the number of shares into which the secured convertible debentures may be converted. As of February 13, 2007, the lowest intraday trading price for our common stock during the preceding 30 trading days as quoted by Bloomberg, LP was $0.02 and, therefore, the conversion price for the secured convertible debentures was $0.019. Based on this conversion price, the $2,000,000 in secured convertible debentures, excluding interest, were convertible into 105,263,158 shares of our common stock. The conversion price of the secured convertible debentures will be adjusted in the following circumstances:

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

In connection with the securities purchase agreement, we also entered into a registration rights agreement providing for the filing, by September 29, 2006, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 90 days after September 29, 2006 and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) May 17, 2008. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than September 29, 2006, or if the registration statement is not declared effective by December 29, 2006, we are required pay to Cornell Capital, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. The registration statement was declared effective on February 14, 2007, and we incurred liquidated damages between December 29, 2006 and February 14, 2007.

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

Index Number: GIC872522 - Superior Court of California, County of San Diego

We were served with a summons as a defendant in a case filed on September 15, 2006 in Superior Court of California, County of San Diego. The complaint was filed by Golden Gate Investors for Breach of Contract relating to the financing agreements executed between us and Golden Gate Investors in August 2004. Golden Gate Investors is claiming damages in excess of $589,758 in relation to the case. We have retained counsel to defend ourself in this matter and we have filed a response and counter claim for undisclosed damages. We have recorded payables and an accrued legal expense totaling $589,758.

Index Number: 06CC11306 - Superior Court of California, County of San Diego

We were served with a summons as a defendant in a case filed on October 24, 2006 in Superior Court of California, County of Orange by Single Source Partners for failure to pay commissions and installment payments. Single Source Partners is seeking judgment in the amount of $51,206. We have retained counsel to defend ourself in this matter and we have filed a response and counter claim for undisclosed damages. We have recorded payables and an accrued partnership fee totaling $56,605.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

QUINTEK TECHNOLOGIES, INC.

Date: February 20, 2007	By: /s/ ROBERT STEELE
Robert Steele
Chief Executive Officer (Principal Executive Officer) and Director

Date: February 20, 2007	By: /s/ ANDREW HAAG
Andrew Haag
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director