Form 10QSB
period 2007-03-31
QUINTEK TECHNOLOGIES INC
filed 2007-05-15
CIK 1107714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

At May 10, 2007, a total of 163,521,341 shares of registrant's Common Shares were outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

QUINTEK TECHNOLOGIES, INC.
FORM 10-QSB

For the Fiscal Quarter Ended March 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
AS OF MARCH 31, 2007
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$122,419
Accounts receivable, net of allowance for doubtful accounts of $4,496	356,003
Other current assets	1,060

Total current assets	479,482

Property and equipment, net	342,614

Other assets:
Deposits	108,935
Derivative asset	1,627,407
Other assets	883
Total other assets	1,737,225

$2,559,321

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,615,614
Factoring payable	136,722
Payroll and payroll taxes payable	88,690
Payroll taxes assumed in merger	66,529
Advances from lenders	36,736
Loans payable	184,388
Convertible bonds	62,495
Convertible debentures	210,674
Convertible notes	45,450
Dividend payable	44,359

Total current liabilities	2,491,656

Long-term debt	1,204,748

Stockholders' deficit:
Preferred stock, convertible, no par value, 50,000,000 shares authorized,
4,154,750 shares issued and outstanding	1,281,605
Common stock, $0.001 par value, 500,000,000 shares authorized,
157,877,453 shares issued and outstanding	157,877
Additional paid-in capital	32,900,399
Shares to be issued	30,000
Stock subscription receivable	(776,250)
Accumulated deficit	(34,730,715)

Total stockholders' deficit	(1,137,084)

Total liabilities and stockholders' deficit	$2,559,321

The accompanying notes are an integral part of these unaudited consolidated financial statements

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months periods ended March 31,		For the nine months periods ended March 31,
	2007	2006	2007	2006

Net revenue	$594,064	$499,879	$1,403,075	$1,728,759

Cost of revenue	443,347	329,525	1,090,833	1,155,958
Gross margin	150,717	170,354	312,242	572,801

Operating expenses:
Selling, general and administrative	494,517	555,735	1,862,816	1,759,320
Stock-based compensation	-	802,759	600,000	1,186,734
Stock-based consulting fees	-	-	135,955	-
Total operating expenses	494,517	1,358,494	2,598,771	2,946,054
Loss from operations	(343,800)	(1,188,139)	(2,286,529)	(2,373,253)

Non-operating income (expense):
Realized gain (loss) on investment	-	-	(120,040)	113,700
Other income	3,008	3,215	9,170	12,846
Uncollectible from former officers	(2,708)	(3,299)	(8,175)	(8,325)
Beneficial conversion feature	(68,425)	(13,959)	(198,161)	(110,924)
Change in Fair Value of Warrants	818,509	-	1,522,584	-
Interest Income	90	2,413	2,818	5,080
Interest expense	(87,281)	(140,421)	(182,762)	(315,457)
Total non-operating income (expense)	663,194	(152,050)	1,025,435	(303,080)

Loss before provision for income taxes	319,393	(1,340,190)	(1,261,093)	(2,676,333)

Provision for income taxes	-	-	800	800
Net income/(loss)	319,393	(1,340,190)	(1,261,893)	(2,677,133)

Dividend requirement for preferred stock	3,697	4,015	11,726	12,043
Net income (loss) applicable to common shareholders	315,696	(1,344,205)	(1,273,620)	(2,689,176)

Other comprehensive (loss)/gain:
Reclassification adjustment	-	-	120,151	(4,080)
Unrealized gain for the period	-	-	-	9,317
Comprehensive gain / (loss)	$315,696	$(1,344,205)	$(1,153,469)	$(2,683,939)

Basic and diluted net loss per share	$0.002	$(0.010)	$(0.008)	$(0.020)

Basic and diluted weighted average
shares outstanding	154,551,597	106,389,263	152,466,020	118,289,124

The accompanying notes are an integral part of these unaudited consolidated financial statements

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months periods ended
	March 31,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(1,261,893)	$(2,677,133)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	132,882	129,365
Discount on factor	1,521	4,796
Expenses paid by a note payable	-	36,478
Issuance of shares for consulting services	135,955	647,404
Stock based compensation	600,000	-
Bad Debts	6,545	-
Uncollectible from former officers	8,175	-
Loss on the sale of the investment	120,040	(113,700)
Change in Fair value of Warrants	(1,522,584)	-
Beneficial conversion feature expense	198,161	110,924
Amortization of the Unamortized discount	15,278	87,635
Stock options granted		539,330
Warrants granted to consultant		250,343
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable	(134,927)	18,783
(Increase) decrease in other current assets	(9,235)	643
(Increase) decrease in prepaid expenses	-	5,023
Increase in accounts payable	624,877	159,937
Increase (decrease) in payroll taxes payable	(123,007)	191,814
Decrease in deferred revenue	(8,421)	(11,656)
Net cash used in operating activities	(1,218,156)	(620,015)

INVESTING ACTIVITIES
Acquisition of equipment	(27,299)	(32,240)
Increase in restricted cash	-	(5,080)
Proceeds from sale of marketable securities	10,821	238,018
Net cash provided by/ (used in) investing activities	(16,478)	200,699

FINANCING ACTIVITIES
Payments on factoring payable	-	(266,694)
Proceeds from factor	-	262,684
Payments on leases	(112,816)	(61,735)
Proceeds from issuance of debentures	1,250,000	-
Expenses related to Issuance of Debenture	(125,000)	-
Proceeds from sale of stocks	2,502	265,000
Prepayments for exercise of warrants to be issued for note conversion	-	175,000
Proceeds from issuance of common stock upon exercise of warrants	-	59,400
Payments of notes payable	(67,640)	(10,150)
Net cash provided by financing activities	947,046	423,505

Net increase (decrease) in cash and cash equivalents	(287,588)	4,189
Cash and cash equivalents, beginning balance	410,007	12,669
Cash and cash equivalents, ending balance	$122,419	$16,858

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

2. BASIS OF PRESENTATION

The accompanying unaudited financial statements of Quintek have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of March 31, 2007, the results of operations for the nine months ended March 31, 2007 and 2006, and cash flows for the nine months ended March 31, 2007 and 2006. The operating results for the nine month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2007. The audited financial statements for the year ended June 30, 2006 were filed on September 28, 2006 with the Securities and Exchange Commission and is hereby referenced. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2006 Form 10-KSB.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $4,496 as at March 31, 2007.

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

Accounts Payable & Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2007:

Accounts payable	$535,111
Accrued interest	471,666
Accrued legal fees	33,250
Accrued Litigation Liability	457,282
Other accrued expenses	118,305
$1,615,614

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

Unrealized holding gains and losses for marketable securities are excluded from earnings and reported as a separate component of stockholder's equity. Realized gains and losses for securities classified as available-for-sale are reported in earnings based upon the adjusted cost of the specific security sold. On October 7, 2006, the Langley Escrow shares held as Protection Shares (as defined in the Escrow Agreement) were repurchased by Langley from the Company these were limited to the number of Langley escrow shares held or 572,798 shares. The purchase price was calculated as follows: the number of Langley Consideration Shares multiplied by the Percentage Decrease. The Percentage Decrease equals Market Value/the Closing Price. “Market Value” shall be the average of the ten (10) closing bid prices per share of the Company common stock during the ten (10) trading days immediately preceding the two year anniversary of the closing. “Closing Price” shall be the closing bid price of the Company’s common stock on the day of closing. The Company received funds totaling $10,821 pursuant to the repurchase of these shares and realized a loss totaling $120,040 in the accompanying financial statements as of March 31, 2007.

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

There were no stock options granted during the nine months ended March 31, 2007.

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

Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share for the nine month period ended March 31, 2007 and 2006 are the same since the effect of dilutive securities is anti-dilutive.

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

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. It further provides criteria for derivative instruments to be designated as fair value, cash flow and foreign currency hedges and establishes respective accounting standards for reporting changes in the fair value of the derivative instruments. After adoption, the Company is required to adjust hedging instruments to fair value in the balance sheet and recognize the offsetting gains or losses as adjustments to be reported in net income or other comprehensive income, as appropriate. The derivative asset on issuance of convertible debenture as of March 31, 2007 was $1,627,407.

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

In February of 2007 the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

The management is currently evaluating the effect of this pronouncement on financial statements.

3. PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the three months and nine months ended March 31, 2007 and 2006 included the accounts of Quintek Technologies, Inc. and its wholly owned subsidiary Sapphire Consulting Services. All significant inter-company accounts and transactions have been eliminated in consolidation.

4. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2007, consists of the following:

Computer and office equipment	$844,457
Other depreciable assets	102,881
Furniture and fixture	40,653
987,991
Accumulated depreciation	(645,377)
$342,614

The depreciation expense was $132,882 and $129,365 for the nine month periods ended March 31, 2007 & 2006 respectively.

5. EMPLOYEE RECEIVABLES

Employee receivables comprised of following at March 31, 2007:

Notes receivable from employees, unsecured,
due on June 30, 2019, interest at 4% per annum	$259,954
Notes receivable from employees, unsecured,
due on April 7, 2007	560

Interest receivable in connection with the above
employee receivables	47,667

308,181

Valuation allowance	(307,621)

$560

QUINTEK TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Employee receivables has been reflected as a part of “Other current assets” in the accompanying financial statements.

6. OTHER ASSETS

Other assets comprised of following at March 31, 2007:

Subscription Receivable	$58,349
Allowance on Subscription Receivable	(57,466)
$883

7. NOTE PAYABLE

On April 10, 2006, the Company executed a note payable to a third party for $62,590. The term of the note was for a period of six months bearing an annual interest at 11.5%. The note carries a repayment provision wherein the Company will repay the third party from proceeds in the event of funding capital totaling a cumulative amount of one million dollars is received. The principal on the note was paid in full as of December 31, 2006. The interest accrual of $3,865 is recorded as an accrued expense in the accompanying financial statements as of March 31, 2007.

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

Pursuant to the terms of the factor agreement, the Factor is entitled to receive two (2) bonus warrants for each dollar of purchase orders purchased. The bonus warrants will be exercisable at the average closing price of the Company's common stock for the 90 days prior to the purchase order transactions they represent or a 50% discount to the closing price of the Company's stock at the time exercised at the option of the Factor. The warrants are exercisable over a five year period. The Company has not issued any bonus warrants during the nine months ending March 31, 2007.

There were no purchases of purchase orders for this factor during the nine months ended March 31, 2007. At March 31, 2007, the Company had a factoring payable balance of $116,722 associated with this factor. The Company has accrued $159,869 interest for late payments of this factor payable as of March 31, 2007.

At March 31, 2006, the Company had a factoring balance associated with two individual factors totaling $20,000. The Company has accrued $13,598 for interest of these factoring payables as of March 31, 2007.

9. PAYROLL TAXES-ASSUMED IN MERGER

The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance was $66,529 at March 31, 2007. The Company is delinquent on payments of these payroll tax liabilities.

QUINTEK TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

10. LOANS PAYABLE

A. Loan Payable as of March 31, 2007, consists of the following:

Capital Leases payable, interest at 7.9% to 20%,	$173,479
due various dates in 2005 to 2008 (Refer to Note 10(B) below)
Lease payable due in 2002	2,028
Lease payable, interest at 17.8%, due in 2007	5,217
Note payable, interest at 5.75%, due July 30, 2006	6,080
(the company is in default and default interest is 12%)
Notes payable, interest at 8%, due 2006	27,061
(the company is in default of these notes)
213,865
Less: Current Portion	184,388
Long-term debt	$29,477
Principal payments on these leases payable are as follows:

Year ending June 30,
2007	$74,651
2008	139,214
$213,865

B. Capital Lease Obligations:

The Company leases various equipments under capital leases expiring in various years through 2008. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated productive lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the nine months ended March 31, 2007 and 2006.

Aggregate minimum future lease payments under capital leases as of March 31, 2007 for each of the next five years are as follows: (2007: $151,247; and 2008: $29,477; and thereafter: none.)

Capital lease obligations represent the following at March 31, 2007:

2007
Total minimum lease payments	$225,163
Interest expense relating to future periods	(51,684)
Present value of the minimum lease payments	173,479
Less: current portion	(144,002)
Non-current portion	$29,477

Following is a summary of fixed assets held under capital leases at March 31, 2007

2007
Computers and production equipment	$381,843
Less: accumulated depreciation	(200,026)
Net	$181,817

11. ADVANCES FROM LENDER

On August 2, 2004 the Company signed a convertible debenture agreement with an accredited investor whereby the Company has received an advance totaling $905,000 for prepayment of warrants to be exercised as of March 31, 2007. The agreement expired on August 2, 2006. The accredited investor has exercised 868,264 warrants into common shares valued at $868,264 as of the twelve month period ended June 30, 2006. The remaining balance of $36,736 is recorded as advances from lender in the accompanying financial statements as of March 31, 2007.

QUINTEK TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

12. CONVERTIBLE BONDS

Convertible bonds at March 31, 2007, consist of the following:

Convertible bonds at March 31, 2007, consist of the following:
Bonds payable with interest at 9%, due on October 2001convertible
to shares of common stock in increments of $1,000 or more	$21,354
Bonds payable with interest at 12%, due July 2001, convertible to shares
of common stock in increments of $500 or more.	41,141
$62,495

The above convertible bonds have matured as of July 2001 and October 2001. The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds. The Company has recorded the $62,495 as convertible bonds as a current liability in the accompanying financial statements as of March 31, 2007.

13. CONVERTIBLE DEBENTURES

The Company raised $300,000 through the issuance of convertible debentures in June of 2004. The term of the convertible debentures are as follows: pursuant to the terms of conversion, debenture in the amount of $300,000 pays interest at 5 ¾% and includes 3,000,000 warrants to purchase common stock for a period of three years at the exercise price of $1.00. The “Conversion Price shall be equal to the lesser of (i) $0.50, or (ii) 75% of the average of the 5 lowest Volume Weighted Average Prices during the 20 trading days prior to Holder’s election to convert, or (iii) 75% of the Volume Weighted Average Price on the trading day prior to the Holders election to convert market price of the Company’s common stock prior to conversion. Upon conversion of the debenture, the holder is obligated to simultaneously exercise the $1.00 warrants providing added funding to the Company. The warrant must be exercised concurrently with the conversion of this debenture in an amount equal to ten times the dollar amount of the Debenture conversion. Upon execution of the securities purchase agreement, $225,000 of the purchase price was due and paid to the Company. The remaining $75,000 was paid to the Company on February 7, 2005 upon effectiveness of the Securities and Exchange Commission’s Registration Statement. As of March 31, 2007, the Holder of the debenture converted $89,326 of the debenture amount into 14,555,964 common shares of the Company and exercised 893,264 warrants.

The Company allocated the proceeds from the debenture between the warrant and the debt based on relative fair value of the warrant and the debt. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.4%, volatility of 100% and expected term of one year. The amount allocated to the warrant is being amortized over the term of the debt. The Company calculated a beneficial conversion feature of $279, 652. The Company amortized the beneficial conversion feature in accordance with the conversion terms of the note. At March 31, 2007, the convertible debenture of $210,674 is presented in the accompanying financial statements with the unamortized beneficial conversion feature and unamortized discount fully amortized.

On May 17, 2006, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (“Cornell”). The Company entered into a convertible debenture with a total commitment value of $2,000,000 of which $750,000 was disbursed May 19, 2006, a debenture for $150,000 was entered into on September 15, 2006, a debenture for $600,000 was entered into on October 18, 2006 and a final debenture for $500,000 was entered into on February 12, 2007. The term for each of the convertible debenture is 36 months from the date of each issuance. The conversion price in effect on any Conversion Date shall be, at the sole option of the Holder, equal to either (a) $0.0662 (the “Fixed Conversion Price”) or (b) ninety five percent (95%) of the lowest Volume Weighted Average Price of the Common Stock during the thirty (30) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP (the “Market Conversion Price”). The Investor shall not be able to convert the debentures into an amount that would result in the Investor beneficially owning in excess of 4.99% of the outstanding shares of common stock of the Company. Pursuant to the terms of debenture, the debenture bears interest at 10% interest per year and includes 17,857,000 warrants to purchase common stock at an exercise price of $0.07 re-priced at $0.05, 15,625,000 warrants to purchase common stock at an exercise price of $0.08 re-priced at $0.055, 12,500,000 warrants to purchase common stock at an exercise price of $0.10 re-priced at $0.065, and 10,415,000 warrants to purchase common stock at an exercise price of $0.12 re-priced at $0.08, all warrants are for a term of five years. The exercise of the attached warrants is at the sole option of the Holder. Upon execution of the securities purchase agreement, $750,000 of the purchase price was due and paid to the Company on May 19, 2006. On September 18, 2006, an additional $150,000 was paid to the Company upon the signing of the second debenture. On October 24, 2006 an additional $600,000 was disbursed to the Company prior to the filing of the Securities and Exchange Commission’s Registration Statement and the final $500,000 was disbursed on February 16, 2007 upon effectiveness of the Securities and Exchange Commission’s Registration Statement. On February 9, 2007, the Holder converted $50,000 of the debenture amount into 2,923,977 common shares of the Company. On March 30, 2007 the Holder converted $25,000 of the debenture amount into 1,288,660 common shares of the Company. As of March 31, 2007, the convertible debenture of $1,175,271, net of unamortized discount and unamortized debt raising expense, is presented in the accompanying financial statements. The Company has accrued $106,425 for interest of the convertible debenture as of March 31, 2007.

QUINTEK TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares. The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. This beneficial conversion liability has been calculated to be less than $1 as of March 31, 2007. In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock. Therefore, the warrants issued in connection with this transaction have been reported as an asset at March 31, 2007 in the accompanying balance sheet with a fair value of $1,641,693. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.93%, volatility of 100% and expected term of five year. The fair value of the beneficial conversion feature and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the beneficial conversion feature and the warrants at the inception of these convertible debentures were $NIL and $1,935,904, respectively. $750,000 of the discounts has been recorded as a discount to the convertible debentures which will be amortized over the term of the debentures and the excess of $1,185,904 was recorded as financing costs in the year ended June 30, 2006.

Principal payments on these convertible debentures are as follows:

Year ending June 30,
2007	$210,670
2008	-
2009	675,000
2010	1,250,000
$2,135,670

14. CONVERTIBLE NOTE

The Company raised capital through the issuance of a convertible note for $50,500 issued on May 10, 2006. The note bears interest at the rate of 10% per annum compounded annually. All principal and interest was due and payable at the earlier of occurrence of Company’s first round of financing (whether debt or equity) after May 31, 2006 involving the receipts of at least $200,000 or more, or on November 10, 2006. The note holder will receive such number of fully paid and non assessable common stock as shall equal the outstanding amount of principal and interest due under this note being converted, divided by 80% of the price per share at which the Company next sells the shares of its common stock. The note holder has agreed to extend the note pursuant to being paid 10% of the principal and accrued interest through November 10, 2006. On December 27, 2006, the 10% principal and accrued interest were forwarded to the note holder. The remaining principal balance of the note of $45,450 is recorded in the accompanying financial statements as of March 31, 2007. The Company has accrued $1,731 interest for this note as of March 31, 2007.

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

During the nine month period ended March 31, 2007, the Company issued 2,000,000 common shares upon exercise of warrants from a prior period; 2,503,703 common shares upon cashless exercise of warrants by the officers of the Company in the current period; 750,000 common shares to consultants for services valued at $22,500; 1,529,169 common shares pursuant to conversion of note from a prior period; 2,923,977 common shares pursuant to debenture conversion of $50,000.

QUINTEK TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

b. Outstanding Warrants:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Warrants	Exercise Price	Value

Outstanding June 30, 2006	80,110,137	$0.0906	$73,383
Issued during the period	---	---
Expired	(442,857)	$0.1684
Exercised	---	---
Outstanding March 31, 2007	79,667,280	$0.0901	$ ---
Warrants to be issued	4,639,842
Total	84,307,122

Following is a summary of the status of warrants outstanding at March 31, 2007:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$0.01 - $0.09	70,352,142	3.45	0.051	70,352,142	0.051
$0.10 - $0.20	7,208,402	0.13	0.013	7,208,402	0.013
$0.21 - $1.00	2,106,736	0.01	0.026	2,106,736	0.026
	79,667,280	3.59	0.090	79,667,280	0.090

c. Common Stock Reserved

At March 31, 2007, common stock was reserved for the following reasons:

Outstanding convertible bonds 151,918 shares

d. Stock Option Agreements

The number and weighted average exercise prices of options granted by the Company are as follows:

	Options	Weighted	Aggregate
	Outstanding	Average	Intrinsic
		Exercise	Value
		Price
Outstanding June 30, 2006	16,303,943	$0.045	$ -----
Granted during the year	-
Exercised	6,259,255
Expired/forfeited	200,000
Outstanding March 31, 2007	9,844,688	$0.054	$ -----

Following is a summary of the status of options outstanding at March 31, 2007:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01 - $0.09	6,741,626	2.32	0.021	6,741,626	0.021
$0.10 - $0.20	3,103,062	0.55	0.033	3,103,062	0.033
	9,844,688	2.87	0.054	9,844,688	0.054

QUINTEK TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

2,180,000 three year options calculated using the Black Scholes option pricing model using the following assumptions

Risk-free interest rate	3.40%
Dividend yield	0%
Volatility	100%

7,352,688 five year options calculated using the Black Scholes option pricing model using the following assumptions

Risk-free interest rate	3.40%
Dividend yield	0%
Volatility	100%

312,000 three year options calculated using the Black Scholes option pricing model using the following assumptions

Risk-free interest rate	3.93%
Dividend yield	0%
Volatility	100%

For periods presented prior to the adoption of SFAS No. 123R, pro forma information regarding net income and earnings per share as required by SFAS No. 123R has been determined as if we had accounted for our employee stock options under the original provisions of SFAS No. 123. The fair value of these options was estimated using the Black-Scholes option pricing model. There were no options granted for the nine months ended March 31, 2007.

Details of the Company’s non-vested options as of March 31, 2007 are as follows:

	Non-Vested Options	Weighted Average Exercise Price	Weighted Average Vesting Period	Grant Date Fair Value

NA

e. Stock transactions approved by the shareholders

At the Annual Meeting of the shareholders held on September 7, 2006, the shareholders approved by a majority vote to increase the authorized share capital to 500,000,000 shares and reduce the par value from $0.01 to $0.001 per share.

Series A Preferred Stock

The general terms of the Series A Preferred Stock is as follows: No par value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:1 ratio ; Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At March 31, 2007, the Company had 3,047,531 shares of Series A Preferred stock outstanding valued at $526,506. The Company has recorded a cumulative dividend of $44,119 for the Series A Preferred stockholders as of March 31, 2007 in the accompanying financial statements.

Series B Preferred Stock

The general terms of the Series B Preferred Stock is as follows: No par Value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:5 ratio (i.e. 1 share of Series B Preferred stock is convertible into 5 shares of common stock); Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At March 31, 2007, the Company had 89,271 shares of Series B Preferred Stock outstanding valued at $86,888. The Company has recorded a cumulative dividend of $217 for the Series B Preferred Stockholders as of March 31, 2007 in the accompanying financial statements.
.
Series C Preferred Stock

The general terms of the Series C Preferred Stock is as follows: No par value; Liquidation Preference - $1.00 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when as declared by the Board of Directors; Conversion Rights - 1:20 ratio (i.e. 1 share of Preferred Series C stock is convertible into 20 shares of common stock); Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at the rate of $1.00 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share.; Voting Rights - one vote per share on all matters requiring shareholder vote. At March 31, 2007, the Company had 17,948 shares of Series C Preferred Stock outstanding valued at $68,211. The Company has recorded a cumulative dividend of $23 for the Series C Preferred Stockholders as of March 31, 2007 in the accompanying financial statements.

QUINTEK TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

.
Series D Preferred Stock

The general terms of the Series D Preferred Stock is as follows: No par value; Liquidation Preference - $0.10 per share plus any unpaid accumulated dividends; Dividends - if declared by the Board of Directors, holders shall be entitled to receive dividends as if they had converted such preferred stock into common stock as of the dividend date; Conversion Rights - 1:20 ratio (i.e. 1 share of Preferred Series D stock is convertible into 20 shares of common stock) so long as the closing bid price of our common stock is at least $0.10 on any date subsequent to issuance; Redemption Rights - none; Voting Rights - fifty votes per share on all matters requiring shareholder vote. At March 31, 2007, the Company had 1,000,000 shares of Series D Preferred Stock outstanding valued at $600,000. The Company has recorded no accumulative dividend for the Series D Preferred Stockholders as of March 31, 2007 in the accompanying financial statements.

The Company has recorded a cumulative dividend of $11,726 for the preferred stockholders for the nine month period ended March 31, 2007, in the accompanying financial statements.

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95. The Company paid $800 for income tax during the nine month period ended March 31, 2007. The Company paid $182,762 interest during the nine month period ended March 31, 2007.

The cash flow statement for the nine months ended March 31, 2007 does not include the following non-cash investing and financing activities:
•	The Company issued 2,923,977 common shares for a conversion of $50,000 of convertible debentures.
•	The Company has to issue 1,288,660 common shares for a conversion of $25,000 of convertible debentures. These have been recorded as ‘shares to be issued’ as of March 31, 2007.

The Company paid $0 for income tax during the nine month period ended March 31, 2006. The Company paid $35,104 interest during the nine month period ended March 31, 2006.

The cash flow statement for the nine months ended March 31, 2006 does not include the following non-cash investing and financing activities:
•	The Company issued 8,346,682 common shares for a conversion of $40,826 of convertible debentures.
•	The Company issued 5,992,837 common shares for consulting services to be provided over agreement period, the value of the shares was $669,837 and the unamortized portion of it is $327,293.
•	The Company issued 408,264 common shares due to the exercise of warrants valued at $408,264 to be offset against the lender advance.
•	The Company issued 410,000 common shares for the conversion of $70,400 of preferred stocks.

17. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

Effective July 1, 2004 the Company relocated their executive offices to Huntington Beach, California and entered into a four year lease agreement. The agreement contains a base rent escalation clause. The Company leases its Idaho office facility under a month-to-month rental agreement at $675 per month. For the nine months ended March 31, 2007 rent expense for these operating leases totaled $77,961.

The future minimum lease payments under non-cancelable leases are as follows:

2007	$94,490
2008	23,728
$118,218

QUINTEK TECHNOLOGIES, INC.
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

b) Litigation

The Company was served with a summons as a defendant in a case filed on September 15, 2006 in Superior court of California, County of San Diego. The complaint was filed by Golden Gate Investors (GGI) for Breach of Contract relating to the financing agreements executed between the Company and Golden Gate Investors in August 2004. GGI is claiming damages in excess of $718,765 in relation to the case. The Company has retained counsel to defend itself in this matter and has filed a counter suit against GGI. The Company has recorded payables totaling $718,978 and an accrued legal expense amounting to $441,715 for the nine months ended March 31, 2007.

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

18. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2007, the Company had incurred cumulative losses of $34,730,715 including a net loss of $1,261,893 and $2,677,133 for the nine month periods ended March 31, 2007 and 2006, respectively. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended March 31, 2007, towards (i) obtaining additional equity financing and (ii) evaluation of its distribution and marketing methods.

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

•
The expansion of the internet to a worldwide resource has made workers available to process and catalogue information in other countries. This has made the labor arbitrage of outsourcing of information services overseas a growing and attractive business. It is a growing business to outsource from areas in the world where there is a high cost for educated labor to areas of the world where there is a lower cost of educated labor. We provide timely access to relevant information to the overseas information worker. A shift in this trend could impact our business

•
Sapphire Consulting Service, our wholly owned subsidiary, accounted for 35% of our revenue and totaled $486,342 for the nine months ending March 31, 2007. Sapphire was formed in May 2005 and had limited operation for the 12 months ending June 30, 2005. The loss of key personnel or relationships needed to fulfill and obtain new business could adversely impact our financial results.

•
Fed-Ex/Kinko’s—We are a subcontractor for services to FedEx Kinko’s customers. Revenue from our relationship with FedEx Kinko’s totaled $460,907 and represents 33% of the total revenue for the nine months ended March 31, 2007. The loss of this relationship could adversely impact our financial results.

•
Manhattan Data, Inc - We entered into a partnership agreement with Manhattan Data whereas the two companies sell and resell their respective services separately and as a combined solution. For the nine months ended March 31, 2007, revenue from this relationship totaled $26,656 and represented 2% of our total revenue. At this time we are seeing increased demand from our customers for the services we offer through this partnership. If this relationship develops as planned this could represent a material portion of our revenues.

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

Results of Operations for the Three Months ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

Revenues

Our revenues totaled $594,064 and $499,879 for the three months ended March 31, 2007 and 2006, respectively, an increase of $94,185 for the three months ended March 31, 2007. The increase in revenues was primarily due to increase in sales contracts from the services business.

Cost of Revenue

Cost of revenue for the three months ended March 31, 2007 and 2006 were $443,347 and $329,525, respectively, an increase of $113,822. The increase in cost of revenue consisted primarily of increased temporary labor costs of $95,420.

Expenses

Operating expenses totaled $494,517 and $1,358,494 for the three month period ended March 31, 2007 and 2006, respectively, a decrease of $863,977. The decrease resulted primarily from a decrease of approximately $802,759 in stock-based compensation for officers, directors, employees and consultants.

Non-operating income totaled $663,194 and expense totaled $152,050 for the three months ended March 31, 2007 and March 31, 2006, respectively, an increase of $815,244. The increase was primarily due to changes in the fair value of issued warrants of $818,509.

Interest expense totaled $87,281 and $140,421 for the three months ended March 31, 2007 and 2006, respectively. The decrease in interest was due to a decrease in the amount of debt we have issued.

Net Income/Loss

The net income of $319,393 and net loss of $1,340,190 for the three months ended March 31, 2007 and 2006, respectively, reflect an increase of $1,659,583. The increased net gain resulted from increased fair value of issued warrants and decreased operating expenses.

Results of Operations for the Nine Months ended March 31, 2007 Compared to the Nine Months Ended March 31, 2006

Revenues

Our revenues totaled $1,403,075 and $1,728,759 for the nine months ended March 31, 2007 and 2006, respectively, a decrease of $325,684 for the nine months ended March 31, 2007. The decrease in revenues was primarily due to the loss of a major sales contract from the services business.

Cost of Revenue

Cost of revenue for the nine months ended March 31, 2007 and 2006 were $1,090,833 and $1,155,958, respectively, a decrease of $65,125. The decrease in cost of revenue consisted primarily of lower labor costs of $105,970 and occupation fees of $62,314 both resulting from the loss of a major sales contract.

Expenses

Operating expenses totaled $2,598,771 and $2,946,054 for the nine month period ended March 31, 2007 and 2006, respectively, a decrease of $347,283. The decrease resulted primarily from a decrease of approximately $586,734 in stock-based compensation for officers, directors, employees and consultants and an accrual of $446,615 for litigation.

Non-operating income totaled $1,025,435 for the nine months ended March 31, 2007 and non-operating expense of $303,080 for the nine months ended March 31, 2006, an increase of $1,328,515 for the nine months ended March 31, 2007. The increase was primarily due to changes in the fair value of issued warrants.

Interest expense totaled $182,762 and $315,457 for the nine months ended March 31, 2007 and 2006, respectively. The decrease in interest was due to a decrease in the amount of debt we have issued.

Net Loss

The net loss for the nine months ended March 31, 2007 and 2006 were $1,261,893 and $2,677,133, respectively, a decrease of $1,415,240. The decreased net loss resulted from decreased operating and non-operating expenses and the increased fair value of the issued warrants.

Liquidity and Capital Resources

At March 31, 2007, our total assets were $2,559,321 compared to $1,417,374 as of June 30, 2006. Total current liabilities at March 31, 2007 were $2,491,656 compared to $2,196,415 as of June 30, 2006. We owe $66,529 in payroll withholding taxes that were assumed in a merger and are past due. Also, we are currently in default on two outstanding convertible bonds totaling $62,495. Interest continues to accrue against the principal. The notes are unsecured. The holders of the bonds that are in default have indicated that they do not want to convert their debt to stock and wish to be repaid in cash. At present, we do not have the funds to repay the indebtedness. It is not known whether we will be able to repay or renegotiate this debt. Additionally, our current liabilities exceeded our current assets by $2,012,174 at March 31, 2007. As a result of recurring losses from operations ($4,240,918), including net losses of $2,945,710 and $7,417,687 for the fiscal years ending June 30, 2006 and 2005 our auditors, in their report dated September 15, 2006, have expressed substantial doubt about our ability to continue as going concern. We continue to experience losses from operations.

Net cash used in operating activities for the nine months ended March 31, 2007 was $1,218,156, primarily attributable to the increase in accounts receivable and other current assets of $145,683, an increase in accounts payable of $624,877, a decrease in payroll taxes payable of $123,007, and an decrease in deferred revenue of $8,421.

Net cash used in investing activities for the nine months ended March 31, 2007, was $16,478, attributable to acquisition of equipment offset by proceeds form sale of marketable securities.

Net cash provided by financing activities for the nine months ended March 31, 2007 was $947,046, which was from the issuance of $1,250,000 in convertible debentures and $2,502 from sale of stocks. In addition, we made $112,816 in lease payments, payments of $67,640 toward notes payable and recorded $125,000 in debenture expenses.

As a result of the above activities, we experienced a net decrease in cash and cash equivalents of $287,588 as of March 31, 2007 as compared to a $4,189 net increase in cash as of March 31, 2006. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from institutional investors or by selling our common shares and fulfilling our business plan. Other than as described below, we do not have any commitments for capital and we cannot give any assurances that capital will be available on terms we deem favorable or at all.

Our principal capital requirements during the fiscal year 2007 are to fund our internal operations and possibly make strategic acquisitions. We currently do not have any agreements or commitments for any acquisitions. We will need to obtain additional capital in order to expand operations. If we decide to make any acquisitions, we may need additional financing. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. We cannot assure you that we will be successful in obtaining additional funding. We have historically financed operations from the sale of our common stock and the conversion of common stock warrants. At March 31, 2007, we had cash on hand of $122,419 as compared cash on hand of $410,007 at June 30, 2006.

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on May 17, 2006, and amended on September 15, 2006, for the sale of $2,000,000 in secured convertible debentures and warrants. The investors provided us with an aggregate of $2,000,000 as follows:

● $750,000 was disbursed on May 17, 2006;

● $150,000 was disbursed on September 15, 2006;

● $600,000 was disbursed on October 23, 2006; and

● $500,000 was disbursed on February 12, 2007

Out of the $2 million in gross proceeds we received from Cornell Capital upon issuance of the secured convertible debentures, the following fees payable in cash were deducted in connection with the transaction:

•	$200,000 fee payable to Yorkville Advisors LLC, the general partner of Cornell Capital;
•	$20,000 fee payable to Yorkville Advisors LLC, the general partner of Cornell Capital;
•	$20,000 structuring fee payable to Yorkville Advisors LLC, the general partner of Cornell Capital; and
•	$5,000 due diligence fee payable to Cornell Capital.

Thus, we received net proceeds of $1,755,000 from the issuance of secured convertible debentures to Cornell Capital, prior to any other expenses we incurred in connection with the transaction.

The secured convertible debentures bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investor's option, at the lower of (i) $0.0662 or (ii) 95% of the lowest daily volume weighted average price of our common stock, as quoted by Bloomberg, LP, during the 30 trading days immediately preceding the date of conversion. Accordingly, there is no limit on the number of shares into which the secured convertible debentures may be converted. As of May 11, 2007, the lowest intraday trading price for our common stock during the preceding 30 trading days as quoted by Bloomberg, LP was $0.02 and, therefore, the conversion price for the secured convertible debentures was $0.019. Based on this conversion price, the $2,000,000 in secured convertible debentures, excluding interest, were convertible into 105,263,158 shares of our common stock. The conversion price of the secured convertible debentures will be adjusted in the following circumstances:

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

We have the right, at our option, with three business days advance written notice, to redeem a portion or all amounts outstanding under the secured convertible debentures prior to the maturity date if the closing bid price of our common stock is less than $0.0662 at the time of the redemption. In the event of redemption, we are obligated to pay an amount equal to the principal amount being redeemed plus a 20% redemption premium, and accrued interest.
-
In connection with the securities purchase agreement, we also entered into a registration rights agreement providing for the filing, by September 29, 2006, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 90 days after September 29, 2006 and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) May 17, 2008. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than September 29, 2006, or if the registration statement is not declared effective by December 29, 2006, we are required to pay Cornell Capital, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. The registration statement was declared effective on February 14, 2007. Cornell Capital has agreed to waive subsequent damages from the delays related to the registration statement.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of March 31, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Index Number: GIC872522 - Superior Court of California, County of San Diego

We were served with a summons as a defendant in a case filed on September 15, 2006 in Superior Court of California, County of San Diego. The complaint was filed by Golden Gate Investors for Breach of Contract relating to the financing agreements executed between us and Golden Gate Investors in August 2004. Golden Gate Investors is claiming damages in excess of $718,765 in relation to the case. We have retained counsel to defend ourselves in this matter and we have filed a response and counter claim for undisclosed damages. The action was very recently assigned a trial date of August 31, 2007. The action is in the discovery stage and, while we expect to vigorously contest the claims against us, and to pursue our claims against GGI, we cannot predict the outcome. We have recorded payables and an accrued legal expense totaling $718,765.

Index Number: 06CC11306 - Superior Court of California, County of Orange

We were served with a summons as a defendant in a case filed on October 24, 2006 in Superior Court of California, County of Orange by Single Source Partners for failure to pay commissions and installment payments. Single Source Partners is seeking judgment in the amount of $51,206. We have retained counsel to defend ourselves in this matter and we have filed a response and counter claim for undisclosed damages. The action has been assigned a trial date of October 20, 2007. The action is in the discovery stage and, while we expect to vigorously contest the claims against us, and pursue our claims against SSP, we cannot predict the outcome. We have recorded payables and an accrued partnership fee totaling $56,605.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 14, 2007, we issued 2,923,977 shares of common stock to Cornell Capital Partners upon conversion of outstanding debentures in the amount of $50,000.

On March 8, 2007, we issued 2,503,703 to corporate officers upon exercise of outstanding warrants.

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

QUINTEK TECHNOLOGIES, INC.

Date: May 14, 2007	By:	/s/ JAMES KERNAN
James Kernan
Chief Executive Officer (Principal Executive Officer) and Director

Date: May 14, 2007	By:	/s/ ANDREW HAAG
Andrew Haag
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director