Form 10KSB/A
period 2006-06-30
QUINTEK TECHNOLOGIES INC
filed 2007-10-03
CIK 1107714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 1

To

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended June 30, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number: 0-28541

QUINTEK TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

California	77-0505346
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

17951 Lyons Circle
Huntington Beach, California 92647
 (Address of principal executive offices)

(714) 848-7741
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:
Common stock, no par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to Form 10-KSB.

Yes ☐ No ☒ Delinquent filers are disclosed herein.

Total revenues for Fiscal Year Ended June 30, 2006 were $2,307,402.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on September 25, 2006, was $☐.

As of September 25, 2006, there were 151,699,773 shares of issuer’s common stock outstanding.

EXPLANATORY NOTE

We have determined, after consultation with our independent registered public accounting firm, that a restatement of our financial statements for the period ended June 30, 2006 was necessary due to inappropriate recording of warrant liability in connection with the private placement we conducted in May 2006.

For the convenience of the reader, this Form 10-KSB/A sets forth the original Form 10-KSB in its entirety. However, this Form 10-KSB/A only amends our financial statements and the footnotes to our financial statements, along with the corresponding changes to our Management’s Discussion and Analysis and Risk Factors. We also corrected typographical errors and have revised our controls and procedures disclosure as a result of these restatements. No other information in the original Form 10-KSB is amended hereby. In addition, pursuant to the rules of the SEC, Item 13 of Part III to the Initial Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10KSB/A as Exhibits 31.1, 31.2
32.1, 32.2, respectively.

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

Our QSI business unit provides back-office services to reduce our customer’s costs by enabling them to focus on their core competencies. We reduce our customer’s costs by converting their mission critical documents from paper to electronic formats, making these documents readily organized and available and automating the routing and approval processes related to electronic documents via the internet. We deliver superior customer service, fast turnaround time and competitive prices.

Market Overview

The outsourcing of jobs that can be performed via the Internet has come to be called business process outsourcing or BPO. Forester Research, Inc estimates that the market for BPO services will grow from $19 billion in 2004 to $146 billion in 2008. Additionally, in an August 2006 report from Business Insights, titled “The BPO Market Outlook” they state that, “The BPO market is the single fastest growing area of the IT services sector. Growing at 8% annually it is expected to grow from $112.1 billion is 2005 to $144 billion in 2008.” In a report dated June 26, 2006 form Forrester entitled “Service Oriented Architecture Will Shape the Future of BPO Delivery” states that, “Labor arbitrage is the most straightforward element of BPO delivery.” Quintek bridges the gap of getting information to the outsourced laborer and is a key enabler of SOA implementation.

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

Our Core Competencies

Mailroom Outsourcing

The most efficient solution for a customer is for the customer to outsource the mail handling function. We physically retrieve the mail directly from the post office through a P.O. Box, sort, scan and capture key data fields from each document. The scanned images and corresponding data are uploaded directly to the customer’s Enterprise Content Management , or ECM, or one of our Application Service Provider partners’ systems for online viewing by the customer’s end user. This service is sold per piece of mail processed. Our mailroom outsourcing service is delivered from our Huntington Beach, California facility.

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

The scope of work for a high speed scanning contract will usually include us receiving paper documents and delivering these documents directly into the customer’s ECM system. Scanning is the process of converting a paper document into a digital image saved in electronic format such as a TIFF or PDF file. High-end scanners are similar to high-end copiers with sheet feeders, but they output electronic files, not more paper. We provide the ground transportation and secure facility for processing the documents, trained staff for processing the documents, expertise to index, scan and categorize the documents, expertise to re-assemble the original documents in the format and order they were delivered and the expertise to upload the documents and the indexing into the customer’s ECM system. This often has to be done in less than 24 hours from receipt of the document.

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

We guarantee our customers “Sigma Level 5,” a 99.5% accuracy rate. We ensure this by utilizing an “Enter - Enter - Compare” process, whereby two separate operators independently index the same document, then compare results using automated systems. If discrepancies are found between the two separate operator versions, the batch is immediately rejected and routed to a senior project manager for rework.

We can perform this service in-house or offshore. Services are priced by the keystroke. A typical healthcare claim form may require between 400 and 1000 keystrokes. With volumes in the millions, our customers may pay $0.01- $0.02 per keystroke.

ASP Hosting of Scanned Images

Once images have been scanned, end-users need an ECM system. We will continue to provide clients with support for best of breed choice preferred by the customer such as OnBase from Hyland Software Inc., Documentum and Application Extender from EMC Corporation or FileNet P8 from Filenet Corporation. For customers that do not want to install and maintain their own ECM system, we resell web-based document hosting ASP services from our partners such as Hyland Software’s OnBase. This provides our clients the efficient and immediate capability of viewing business critical documents online.

Workflow Automation

We design and install software systems for automating the routing and approval processes related to electronic documents via the internet. This is accomplished by converting paper documents to electronic version and utilizing an automated workflow process via the internet or intranet.

Delivery of products or services

Our high speed scanning, data capture, OCR & indexing and in-house imaging solutions services are performed either in our Huntington Beach, California facility or on client’s site. We currently service clients in Thousand Oaks, California; Los Angeles, California; San Francisco, California; Seattle, Washington and Cambridge, Massachusetts.

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

Partnership Agreement with FedEx Kinko’s

On June 1, 2004, we signed a sales partner agreement with FedEx Kinko’s. With this relationship, FedEx Kinko’s can resell our BPO services. Our sales team has been working with FedEx Kinko’s sales representatives on selling our services. We have sold and delivered on several customer contracts under this agreement. Under this agreement, we executed and delivered on one long-term contract with a leading life sciences and biotechnology company. This contract was expanded in the past year from one customer site to four and revenues have increased incrementally. We are providing services in two California locations, one location in Washington and one in Massachusetts.

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

EDS is a Fortune 500 company with reported annual revenues of approximately $20 billion that provides a broad portfolio of business and technology solutions to help its clients worldwide improve their business performance. The company’s core portfolio comprises information-technology, applications and business process services, as well as information-technology transformation services.

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

CUSTOMERS

We had two customers that individually represented more than 10% of our revenues for the fiscal year ended June 30, 2006; GMAC represented 37% of our revenue and FedEx Kinko’s represented 16% of its revenue. In June 2006, we ceased production for GMAC at their DiTech.com facility.

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

We Have a History of Losses Which May Continue, Requiring Us to Seek Additional Sources of Capital Which May Not be Available, Requiring Us to Curtail or Cease Operations

We had a net loss of $4,440,623 for the year ended June 30, 2006 compared to a net loss of $7,417,687 for the fiscal year ended June 30, 2005. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to establish significant sales of our software and hardware products and our business process outsourcing services. Our possible success is dependent upon the successful development and marketing of our services and products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. Based on our current funding arrangements, we anticipate that we will not require additional funds to continue our operations for the next twelve months. In the event that we do not receive the remaining funds under our financing arrangement with Cornell Capital or if we need additional financing, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

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

Our Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About Our Ability to Continue as a Going Concern, Which May Hinder Our Ability to Obtain Future Financing

In their report dated September 15, 2006, our Independent Registered Public Accounting Firm stated that our financial statements for the year ended June 30, 2006 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations ($4,560,311), including net losses of $4,440,623 and $7,417,687 for the fiscal years ending June 30, 2006 and 2005, respectively. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our Products may Infringe Upon the Intellectual Property Rights of Others and Resulting Claims Against Us Could be Costly and Require Us to Enter Into Disadvantageous License or Royalty Arrangements

The business process outsourcing industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing upon known proprietary rights of third parties, we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and our attention or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. Furthermore, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us. Any of these results could harm our business. We may be increasingly subject to infringement claims as the number of, and number of features of, our products grows.

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

			Number	% of
% Below	Price Per	With Discount	of Shares	Outstanding
Market	Share	at 5%	Issuable	Stock

25%	$0.0225	$0.021375	93,567,252	38.15%
50%	$0.015	$0.01425	140,350,878	48.06%
75%	$0.0075	$0.007125	380,701,755	71.51%

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK

Our common stock is quoted on the OTC Bulletin Board under the symbol “QTEK”.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2005
	High	Low
First Quarter	$0.21	$0.14
Second Quarter	$0.26	$0.16
Third Quarter	$0.20	$0.10
Fourth Quarter	$0.18	$0.10

	Fiscal Year 2006
	High	Low
First Quarter	$0.12	$0.07
Second Quarter	$0.08	$0.05
Third Quarter	$0.09	$0.06
Fourth Quarter	$0.07	$0.04

Fiscal Year 2007
	High	Low
First Quarter (1)	$0.05	$0.03
Second Quarter	xxx	Xxx
Third Quarter	xxx	Xxx
Fourth Quarter	xxx	Xxx

(1)	As of September 25, 2006.

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on May 17, 2006, and amended on September 15, 2006, for the sale of $2,000,000 in secured convertible debentures and warrants. The investors are obligated to provide us with an aggregate of $2,000,000 as follows:

● $750,000 was disbursed on May 17, 2006;

● $150,000 was disbursed on September 15, 2006;

● $600,000 will be disbursed two business days prior to the date a registration statement registering for resale the shares of common stock underlying the secured convertible debentures and warrants is filed by us with the Securities and Exchange Commission; and

● $500,000 will be disbursed upon the effectiveness of the registration statement registering the shares of common stock underlying the secured convertible debentures and warrants.

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

Item 6 Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Total non-operating income for the twelve months ended June 30, 2006 was $120,488 compared to total non-operating expense of $1,912,495 for the same period in 2005. During 2006, we realized a gain on sale of investment of $113,700 and recorded a change in fair value of warrants of $677,008. We recorded a beneficial conversion feature expense of $110,924 and interest expense of $571,674. During 2005, we recorded a loss of $594,892 due to conversion of debt, beneficial conversion feature expense of $317,021 and interest expense of $1,122,703. As a result, we incurred a reduction in net loss of $4,440,623 for the period ending June 30, 2006 compared to a net loss of $7,417,687 for the same period in 2005. This reduction in net loss is attributed to the increase in net revenue, reduction in the permanent decline of marketable securities, and the non-operating income recorded pursuant to the change in the fair value of warrants.

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

At June 30, 2006, our total assets were $1,195,643 compared to $1,402,264 as of June 30, 2005. The assets decreased by $206,621 (15%) primarily due to a reduction in accounts receivable and the depreciation of property and equipment. Total current liabilities at June 30, 2006 were $4,164,053 compared to $2,168,067 as of June 30, 2005. The current liabilities increased by $1,995,986 (92%) primarily due to an increase in the warrant liability as a result of financing to grow the business. The long term debt decreased to $28,741 as of June 30, 2006 compared to $128,162 at June 30, 2005.

We are currently in default on two outstanding convertible bonds totaling $62,495. Interest continues to accrue against the principal. The notes are unsecured. The holders of the bonds that are in default have indicated that they do not want to convert their debt to stock and wish to be repaid in cash. At present, we do not have the funds to repay the indebtedness. It is not known whether we will be able to repay or renegotiate this debt. Additionally, our current liabilities exceeded our current assets by $3,526,425 at June 30, 2006. If we are unable to cure the default or renegotiate our debt, we may not be able to continue as a going concern.

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

Net cash used in operating activities for the year ended June 30, 2006 was $1,208,903, primarily attributable to the increase in accounts payable and accrued expenses of $163,508, decrease in accounts receivable of $87,657, decrease in prepaid expenses of $5,562, and a decrease in deferred revenue of $16,656.

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners L.P., an accredited investor, on May 17, 2006, and amended on September 15, 2006, for the sale of $2,000,000 in secured convertible debentures and warrants. The investors are obligated to provide us with an aggregate of $2,000,000 as follows:

● $750,000 was disbursed on May 17, 2006;

● $150,000 was disbursed on September 15, 2006;

● $600,000 will be disbursed two business days prior to the date a registration statement registering for resale the shares of common stock underlying the secured convertible debentures and warrants is filed by us with the Securities and Exchange Commission; and

● $500,000 will be disbursed upon the effectiveness of the registration statement registering the shares of common stock underlying the secured convertible debentures and warrants.

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

Critical Accounting Policies

Revenue Recognition

Revenue is recognized when earned. We recognize our revenue in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” and The American Institute of Certified Public Accountants Statement of Position 97-2, “Software Revenue Recognition,” as amended as amended by SOP 98-4 and SOP 98-9.

Stock-based Compensation

We follow the prescribed accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights in accordance with SFAS No. 148 “Accounting for Stock-Based Compensation”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. We are currently evaluating the impact this new Standard, but believe that it will not have a material impact on our financial position.

ITEM 7. FINANCIAL STATEMENTS.

QUINTEK TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Quintek Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Quintek Technologies, Inc. and subsidiary (a California Corporation) as of June 30, 2006 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 21 to the consolidated financial statements, the Company’s significant operating losses and insufficient capital raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 21. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 24, the financial statements for the year ended June 30, 2006 have been restated.

/s/ KABANI & COMPANY, INC.

KABANI & COMPANY, INC.

Los Angeles, California
September 15, 2006 except for note 6, 13, 16, 21 and 24 which are as of September 5, 2007

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
as of June 30 2006
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$410,007
Accounts receivable, net of allowance for doubtful accounts of $370	227,621

Total current assets	637,628

Property and equipment, net	448,197

Other assets:
Deposits	108,935
Other assets (Restated)	883
Total other assets	109,818

$1,195,643

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$990,737
Factoring payable	136,722
Payroll and payroll taxes payable	181,565
Payroll taxes assumed in merger	96,661
Advances from lenders	36,736
Loans payable	326,681
Notes payable	62,590
Convertible bonds	62,495
Convertible debentures	210,674
Convertible notes	50,500
Warrant Liability (Restated)	1,967,637
Deferred revenue	8,421
Dividend payable	32,633
Total current liabilities	4,164,052

Long-term debt	28,741

Stockholders' deficit:
Preferred stock, convertible, no par value, 50,000,000 shares authorized,
3,154,750 shares issued and outstanding	681,605
Common stock, $0.01 par value, 200,000,000 shares authorized,
148,170,604 shares issued and outstanding	1,481,706
Additional paid-in capital (Restated)	30,655,361
Shares to be issued	156,750
Stock subscription receivable	(776,250)
Prepaid consulting	(113,455)
Unrealized gain on marketable securities	(90,859)
Investments held in escrow	(40,002)
Accumulated deficit (Restated)	(34,952,008)
Total stockholders' deficit	(2,997,151)
Total liabilities and stockholders' deficit	$1,195,643

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the twelve month period ended June 30,
	2006	2005
	Restated

Net revenue	$2,307,402	$1,547,923

Cost of revenue	1,522,814	1,070,001
Gross margin	784,588	477,922

Operating expenses:
Selling, general and administrative	3,832,925	2,200,476
Permanent decline on value of marketable securities	-	2,338,321
Stock-based compensation	485,456
Stock-based consulting fees	1,026,518	1,443,517
Total operating expenses	5,344,899	5,982,314
Loss from operations	(4,560,311)	(5,504,392)

Non-operating income (expense):
Realized gain on investment	113,700	-
Other income	15,810	6,961
Loss on conversion of debt	-	(594,892)
Uncollectible from former officers	(10,989)	104,051
Beneficial conversion feature	(110,924)	(317,021)
Change in Fair Value of Warrants	677,008	-
Interest Income	7,557	11,109.00
Interest expense	(571,674)	(1,122,703)
Total non-operating income (expense)	120,488	(1,912,495)

Loss before provision for income taxes	(4,439,823)	(7,416,887)

Provision for income taxes	800	800
Net loss	(4,440,623)	(7,417,687)

Dividend requirement for preferred stock	16,057	16,575
Net loss applicable to common shareholders	(4,456,680)	(7,434,262)

Other comprehensive (loss)/gain:
Reclassification adjustment	(4,080)	-
Unrealized gain for the period	9,317	-
Comprehensive loss	$(4,451,443)	$(7,434,262)

Basic and diluted net loss per share	$(0.04)	$(0.10)

Basic and diluted net loss per share for dividend
for preferred stock	$0.00	$0.00

Basic and diluted net loss per share applicable to
common shareholders	$(0.04)	$(0.10)

Basic and diluted weighted average
shares outstanding	125,051,937	77,455,774

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid in Capital	Shares to be Issued	Prepaid Consulting Fees	Investment in Escrow	Stock Subscription	Accumulated Deficit	Other Comprehensive Loss	Total Stockholders' Deficit

Balance at June 30, 2004	-	$-	48,749,994	$487,500	$20,475,680	$40,000	$(35,798)	$-		$(23,061,065)	$-	$(2,093,683)

Issuance of shares for cash	-	-	2,750,000	27,500	196,000	-	-	-		-	-	223,500

Issuance of shares for debt settlement	1,027,602	280,262	12,132,736	121,327	578,679	-	-	-		-	-	980,268

Conversion of preferred stocks	(1,345,184)	(696,315)	3,624,320	36,243	660,072	-	-	-		-	-	-

Issuance of shares for services	2,342,000	367,400	3,894,560	38,946	510,731	-	-	-		-	-	917,077

Issuance of shares for conversion of bond	1,372,332	760,658	7,426,098	74,261	225,239	-	-	-		-	-	1,060,158

Issuance of shares for purchase of investment	-	-	14,000,000	140,000	2,520,000	-	-	-		-	-	2,660,000

Shares to be issued for services	-	-	-	-	-	8,000	-	-		-	-	8,000

Shares issued for services	40,000	40,000	-	-	-	(40,000)	-	-		-	-	-

Common stock options granted	-	-	-	-	1,676,375	-	-	-		-	-	1,676,375

Issuance of shares upon exercise of warrants	-	-	5,902,824	59,028	720,940	-	-	-		-	-	779,968

Amortization of warrants granted	-	-	-	-	2,950	-	32,678	-		-	-	35,628

Investment held in escrow	-	-	-	-	-	-	-	(126,567)		-	-	(126,567)

Unrealized loss on investment	-	-	-	-	-	-	-	-		-	(8,374)	(8,374)

Beneficial conversion feature	-	-	-	-	427,948	-	-	-		-	-	427,948

Preferred dividends	-	-	-	-	-	-	-	-		(16,576)	-	(16,576)

Net loss for the year ended June 30, 2005	-	-	-	-	-	-	-	-		(7,417,687)	-	(7,417,687)

Balance at June 30, 2005	3,436,750	$752,005	98,480,532	$984,806	$27,994,613	$8,000	$(3,120)	$(126,567)	$-	(30,495,328)	$(8,374)	$(893,967)

Issuance of shares for cash	-	-	8,666,666	86,667	178,333	-	-	-	-	-	-	265,000

Issuance of shares for debt settlement	-	-	-	-	-	-	-	-	-	-	-	-

Conversion of preferred stocks	(282,000)	(70,400)	410,000	4,100	66,300	-	-	-	-	-	-	-

Issuance of shares for services	-	-	13,647,498	136,475	957,377	-	(110,335)	-	-	-	-	983,517

Issuance of shares for conversion of debenture	-	-	9,529,866	95,299	(49,408)	-	-	-	-	-	-	45,891

Issuance of shares for purchase of investment	-	-	-	-	-	-	-	-	-	-	-	-

Issuance of shares before cash receipt	-	-	16,500,000	165,000	611,250	-	-	-	(776,250)	-	-	-

Shares to be issued for services	-	-	-	-	-	(8,000)	-	-	-	-	-	(8,000)

Shares to be issued for conversion and sales	-	-	-	-	-	156,750	-	-	-	-	-	156,750

Common stock options granted to employees	-	-	-	-	485,456	-	-	-	-	-	-	485,456

Common stock options granted for services	-	-	-	-	619,547	-	-	-	-	-	-	619,547

Issuance of shares upon exercise of warrants	-	-	936,042	9,360	483,304	-	-	-	-	-	-	492,664

Amortization of warrants granted	-	-	-	-	3,045	-	-	-	-	-	-	3,045

Investment held in escrow	-	-	-	-	-	-	-	86,565	-	-	-	86,565

Unrealized loss on investment	-	-	-	-		-	-	-	-	-	(82,485)	(82,485)

Beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-

Preferred dividends	-	-	-	-	-	-	-	-	-	(16,057)	-	(16,057)

Value of warrants transferred to liability (Restated)					(694,456)							(694,456)

Net loss for the year ended June 30, 2006 (Restated)	-	-	-	-	-	-	-	-	-	(4,440,623)	-	(4,440,623)

Balance at June 30, 2006	3,154,750	$681,605	148,170,604	$1,481,706	$30,655,361	$156,750	$(113,455)	$(40,002)	$(776,250)	(34,952,008)	$(90,859)	$(2,997,151)

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Twelve months periods ended
	June 30, 2006
	2006	2005
	(Restated)
OPERATING ACTIVITIES
Net loss	$(4,440,623)	$(7,417,687)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	173,379	130,666
Inventory write-off	-	(6,758)
Discount on factor	12,091	-
Expenses paid by a note payable	13,564	-
Issuance of shares for consulting services	983,517	918,129
Loss on conversion of debt	-	594,892
Shares to be issued for compensation	-	8,000
Permanent decline on value of marketable securities	-	2,338,321
Bad Debts	370	-
Uncollectible from former officers	10,989	-
Gain on the sale of the investment	(113,700)	-
Change in Fair value of Warrants	(677,008)	-
Beneficial conversion feature expense	110,924	317,021
Amortization of the Unamortized discount	109,214	-
Finance Expense	1,185,904	-
Stock options granted	485,456	1,636,652
Warrants granted to consultant	619,547	-
Commission paid out of investments	-	66,500
Note Conversion Expense	104,674	-
Gain on legal settlement	(7,827)	-
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable	87,657	(286,542)
Decrease in inventory	-	6,758
Decrease in other current assets	-	6
(Increase) decrease in prepaid expenses	5,562	(300)
(Increase) decrease in deposits	643	(101,162)
Increase in accounts payable	163,508	424,494
Increase (decrease) in payroll taxes payable	(20,090)	14,517
(Decrease) in deferred revenue	(16,656)	(61,963)
Net cash used in operating activities	(1,208,903)	(1,418,456)

INVESTING ACTIVITIES
Acquisition of equipment	(36,146)	(175,764)
(Increase) decrease in restricted cash	260,087	(252,625)
Proceeds from sale of marketable securities	233,938	-
Net cash provided by/ (used in) investing activies	457,879	(428,389)

FINANCING ACTIVITIES
Payments on factoring payable	(466,160)	(135,586)
Proceeds from factor	364,326	229,292
Payments on leases	(128,540)	(48,260)
Proceeds from issuance of debentures	750,000	300,000
Proceeds from convertible bonds	-	250,000
Proceeds from convertible notes	50,500	200,000
Cash received for shares to be issued	151,750	-
Proceeds from sale of stocks	265,000	-
Prepayments for warrants to be issued for note conversion	125,000	295,000
Proceeds from issuance of common stock upon exercise of warrants	59,400	1,003,468
Payments of notes payable	(22,914)	(250,000)
Net cash provided by financing activities	1,148,361	1,843,914

Net increase (decrease) in cash and cash equivalents	397,338	(2,931)
Cash and cash equivalents, beginning balance	12,669	15,600
Cash and cash equivalents, ending balance	$410,007	$12,669

Quintek Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS

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

Since 1991, the Company’s primary business focus and source of revenue was sales of hardware, software and service related to a patented, chemical-free desktop microfilm printer used for printing aperture cars directly from electronic files used for document management and archival storage. The patents on this technology were set to begin expiring in 2007. In November of 2005, the Company entered into a purchase agreement wherein all rights, title, and interest in assets, equipment, and inventory relating to the chemical-free desktop microfilm printer for aperture cards were sold to an interest party. The Company’s continuing focus is on BPO document management services.

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

Quintek Technologies, Inc. and Subsidiaries
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

Quintek Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Accounts Payable & Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2006:

Accounts payable	$510,014
Accrued interest	321,070
Accrued legal fees	38,250
Other accrued expenses	121,403
$990,737

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

Quintek Technologies, Inc. and Subsidiaries
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

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

Quintek Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Quintek Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
The Company reclassified $260,087 of restricted cash as cash and cash equivalents in the accompanying balance sheet as of June 30, 2006.

4.	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2006, consists of the following:
Computer and office equipment	$817,158
Other depreciable assets	102,881
Furniture and fixture	40,653
960,692
Accumulated depreciation	(512,495)
$448,197

5.	EMPLOYEE RECEIVABLES

Notes receivable from employees, unsecured, due on June 30, 2019, interest at 4% per annum	$260,854
Interest receivable in connection with the above employee receivables	38,592
299,446
Valuation allowance	(299,446)
$-

6.	OTHER ASSETS

Other Assets comprise of the following as of June 30, 2006 :-

Subscription Receivable	$58,349
Allowance on Subscription Receivable	(57,466)
$883

7.	NOTE PAYABLE

On April 10, 2006, the Company executed a note payable to a third party for $62,590. The term of the note was for a period of six months bearing an annual interest at 11.5%. The note carries a repayment provision wherein the Company will repay the third party from proceeds in the event of funding capital totaling a cumulative amount of one million dollars is received.

Quintek Technologies, Inc. and Subsidiaries
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
$326,681

Quintek Technologies, Inc. and Subsidiaries
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

On May 19, 2006, the Company entered into a Securities Purchase Agreement with Cornell Capital Partners, LP (“Cornell”). The Company entered into a convertible debenture with a total commitment value of $2,000,000 of which $750,000 was raised during the year ended June 30, 2006. The term of the convertible debenture is for 36 months from the date of issuance. The conversion price in effect on any Conversion Date shall be, at the sole option of the Holder, equal to either (a) $0.0662 (the “Fixed Conversion Price”) or (b) ninety five percent (95%) of the lowest Volume Weighted Average Price of the Common Stock during the thirty (30) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP (the “Market Conversion Price”). The Investor shall not be able to convert the debentures into an amount that would result in the Investor beneficially owning in excess of 4.99% of the outstanding shares of common stock of the Company. Pursuant to the terms of debenture, the debenture bears interest at 10% interest per year and includes 17,857,000 warrants to purchase common stock at an exercise price of $0.05, 15,625,000 warrants to purchase common stock at an exercise price of $0.055, 12,500,000 warrants to purchase common stock at an exercise price of $0.065, and 10,416,666 warrants to purchase common stock at an exercise price of $0.08, all warrants are for a term of five years. The exercise of the attached warrants is at the sole option of the Holder. Upon execution of the securities purchase agreement, $750,000 of the purchase price was due and paid to the Company on May 19, 2006. An additional $750,000 will be disbursed to the Company immediately prior to the filing of the Securities and Exchange Commission’s Registration Statement and the final $500,000 will be disbursed upon effectiveness of the Securities and Exchange Commission’s Registration Statement. As of June 30, 2006, convertible debenture of $28,741, net of unamortized discount, is presented in the accompanying financial statements.

Quintek Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock. Therefore, the warrants issued in connection with this transaction have a fair value of $1,935,904 at May 19, 2006 are shown as a liability. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.93%, volatility of 100% and expected term of five year. The fair value of the beneficial conversion feature and the warrant liability has been adjusted to fair value each balance sheet date with the change being shown as a component of net income.

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

At June 30, 2006, the fair value of the warrant and derivative liabilities were $1,967,638 and $NIL, respectively.  During the year ended June, 30, 2006, the Company took a charge to earnings of $677,008 as a result of adjusting the warrant and derivative liabilities to fair value.

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

Quintek Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Quintek Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

As a result of the issuance of the convertible debenture to Cornell Capital (See Note 13) the fair value of all warrants issued to non-employees have been removed from stockholders’ equity and shown as a liability. On May 19, 2006, the fair value of such warrants was $694,456. The fair value of these warrants and those issued to Cornell Capital will be adjusted to fair value at each balance sheet date.

b. Common Stock Reserved

At June 30, 2006, common stock was reserved for the following reasons:

Outstanding convertible bonds 151,918 shares
Outstanding Warrants:

Number
of
Warrants
Outstanding June 30, 2005	15,206,857
Issued during the period	70,394,322
Expired	(2,555,000)
Exercised	(2,936,042)
Outstanding June 30, 2006	80,110,137
Warrants to be issued	4,639,842
Total	84,749,979

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

56,398,809 five-year warrants to one investment banking company at exercise prices of $0.05, $0.055, $0.065 and $0.08 with the fair value of the warrants of $1,935,904 calculated using the Black Scholes option pricing model using the following assumptions: risk free interest rate of 3.93%, volatility of 100%, and dividend yield of 0% with the fair value accounted for as finance expense, unamortized discount and warrant liability.

c. Stock Option Agreements

The Company granted 16,303,943 stock options to officers and employees exercisable as of June 30, 2006 valued at $485,456.

Quintek Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The number and weighted average exercise prices of options granted by the Company are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value .
Outstanding June 30, 2005	9,470,317	$0.93	$26,611
Granted during the year	7,233,626
Exercised	-
Expired/forfeited	(400,000)
Outstanding June 30, 2006	16,303,943	$0.045	$-

Following is a summary of the status of options outstanding at June 30, 2006:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01 - $0.09	13,000,881	3.35	0.024	13,000,881	0.024
$0.10 - $0.20	3,303,062	0.48	0.021	3,303,062	0.021
	16,303,943	3.83	0.045	16,303,943	0.045

2,380,000 three year options calculated using the Black Scholes option pricing model using the following assumptions

Risk-free interest rate	3.40%
Dividend yield	0%
Volatility	100%

13,611,943 five year options calculated using the Black Scholes option pricing model using the following assumptions

Risk-free interest rate	3.40%
Dividend yield	0%
Volatility	100%

312,000 three year options calculated using the Black Scholes option pricing model using the following assumptions

Risk-free interest rate	3.93%
Dividend yield	0%
Volatility	100%

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

	2006	2005
Net loss attributed to common stockholders:
As reported	$(2,946)	$(7,418)
Compensation recognized under APB 25	—	40
Compensation recognized under SFAS 123	—	(1,718)
Pro forma	$(2,946)	$(9,096)
Basic and diluted loss per common share:
As reported	$(0.02)	$(0.10)
Pro forma	$(0.02)	$(0.12)

Quintek Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for options issued during the year ended June 30, 2006: risk-free interest rate of 3.7%; dividend yields of 0%; volatility factors of the expected market price of the Company’s common shares of 100%; and a weighted average expected life of the option of 3 years.

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

Quintek Technologies, Inc. and Subsidiaries
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

16.	INCOME TAXES

Income tax expense (benefit) for the years ended June 30, 2006 and 2005 is summarized as follows:

	2006	2005
Current:
Federal	$(1,515,271)	$(2,527,649)
State	(267,401)	(446,056)
Deferred taxes	1,783,472	2,974,505

Income tax expense (benefit)	$800	$800

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations at June 30, 2006 and 2005:

	2006	2005

Tax expense (credit) at statutory rate-federal	(34%)	(34%)
State tax expense net of federal tax	(6%)	(6%)
Permanent differences	-	-
Valuation allowance	40%	40%

Tax expense at actual rate	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2006 are as follows:

Deferred tax assets:
Net operating loss carry forward	$12,096,879

Less valuation allowance	(12,096,879)

Net deferred tax assets	$-

Quintek Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

At June 30, 2006, the Company had net operating loss carry forwards of approximately $30,242,198 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2020.

The net change in the valuation allowance during the year ended June 30, 2006 and 2005 was an increase of $1,782,672 and $2,973,705, respectively.

17.	SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $0 and $4,800 for income tax during the years ended June 30, 2006 and 2005. The Company paid $53,414 and $58,970 interest during the years ended June 30, 2006 and 2005, respectively.

The cash flow statement for the year ended June 30, 2006 does not include the following non-cash investing and financing transactions;

•	1,529,169 shares were issued for conversion of note payable of $91,750.

•	9,529,866 shares were issued for conversion of debenture of $45,891.

18.	MAJOR CUSTOMERS AND SUPPLIERS

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
$188,131

b) Litigation

On April 16, 2004, Decision One Corporation filed suit in the County of Bannock, Idaho against Quintek for $22,662. for goods provided. Since 2000, Decision One (formerly Imation) has been both a vendor to Quintek and a reseller of Quintek's Q4300 Printers. Quintek filed a counterclaim on August 1, 2004. Quintek asserts that Decision One used its authority as a dealer of our product to disparage us, in violation of its dealer agreement with us, and we seek relief for the hundreds of thousands of dollars in business lost because of it. On January 11, 2005, the Court granted Judgment for the sum of $21,000 in favor of the Decision One Corporation. The Court has ruled that Quintek would be allowed to file the counterclaim under this action, rather than a separate lawsuit. The Company can appeal the Court’s decision and would have until February 18, 2005 to file the Notice of Appeal. In March 2005, a stipulation settlement was accepted by the Creditor where they agreed to accept $15,000 in full satisfaction of their debt. The Company agreed to pay $2,000 upon execution of the stipulation plus $1,000 for 13 months thereafter. Upon receipt of the final payment, a Satisfaction of Judgment will be entered in the matter. If the Company fails to meet the payment schedule, the Creditor, after giving credit for payments received, shall be allowed to proceed with the full judgment of $21,000 plus accumulated interest and costs. The Company has recorded the full amount of judgment of $21,000 and accrued interest in the accompanying financial statements as of June 30, 2006. In April 2006, the Company made a payment of $16,827 to satisfy its obligations pursuant to the terms of the judgment.

Quintek Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

20. BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share.” Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Weighted average number of shares used to compute basic and diluted loss per share for the years ended June 30, 2006 and 2005 are the same since the effect of dilutive securities is anti-dilutive.

21.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2006, the Company had incurred cumulative losses of $34,952,008 including net losses of $4,440,623 and $7,417,687 for the fiscal years 2006 and 2005, respectively. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Quintek Technologies, Inc. and Subsidiaries
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

On May 16, 2006, the Company paid to a relative of the CFO $4,500 in regard to a finder’s fee for financial funding received by the Company.

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

On September 15, 2006 the company executed an amendment to its agreement with Cornell Capital Partners.  The Company would receive One Hundred Fifty Thousand Dollars ($150,000) funding upon the Company increasing its authorized shares of Common Stock to at least five hundred million (500,000,000) shares of Common Stock.  In consideration the company issued a note paying 10% annual interest for ths principal sum of One Hundred Fifty Thousand Dollars ($150,000) together with accrued but unpaid interest due on or before September 15, 2009 (the “Maturity Date”).  The company also agreed to amend  warrants to purchase Fifty Six Million Three Hundred Ninety Seven Thousand (56,397,000) shares of the Company’s Common Stock for a period of five (5) years as follows: 1) a warrant to purchase 17,857,000 shares of the Company’s Common Stock which shall have an exercise price of $0.05 per share, 2) a warrant to purchase 15,625,000 shares of the Company’s Common Stock shall have an exercise price of $0.055 per share, 3) a warrant to purchase 12,500,000 shares of the Company’s Common Stock which shall have an exercise price of $0.065 per share, and 4) a warrant to purchase 10,415,000 shares of the Company’s Common Stock which shall have an exercise price of $0.08 per share (collectively referred to as the “Warrants”).

24. RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the year ended June 30, 2006, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly in the Company's financial statements. Specifically, the amount of derivative liability arising from the issuance of convertible debentures was not correctly recorded; as a result, the change in the fair value of derivatives was not properly recorded.

The Company has restated its financial statements for these adjustments as of June 30, 2006.

Quintek Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The effect of the restatement is as follows:

Balance Sheet for the fiscal year ended June 30, 2006

	Previously Reported	Increase (Decrease)	Restated
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Warrant Liability	—	1,967,637	1,967,637

Stockholders' deficit:
Additional paid-in capital	31,349,818	(694,457)	30,655,361
Accumulated deficit	(33,457,095)	(1,494,913)	(34,952,008)

Statement of Operations for the fiscal year ended June 30, 2006

	Previously Reported	Increase (Decrease)	Restated
Change in fair value of warrants	2,171,921	(1,494,913)	677,008

Statement of Cash flows for the fiscal year ended June 30, 2006

	Previously Reported	Increase (Decrease)	Restated
Change in Fair value of Warrants	(2,171,921)	1,494,913	(677,008)

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

On August 8, 2007, we determined, after consultation with our independent registered public accounting firm, that a restatement of our financial statements for the year ended June 30, 2006 filed on Form 10-KSB (the "Report"), was necessary due to the accounting for warrants (the "Warrants") issued in connection with a private placement conducted in May 2006.

In particular, we have restated our financial statements contained in the Report to reflect a liability in connection with issuance of the Warrants that contained an embedded derivative and conversion privileges, as of June 30, 2006 as follows:

1. The accounting for the embedded derivative within the Warrants was determined under the guidance of SFAS 133 and EITF No. 00-19. The embedded derivative is classified as a current liability in accordance with SFAS 133, and is recorded at fair value.

2. In reporting periods subsequent to the issuance of the Warrants, the embedded derivative has been revalued with the change to fair value recorded as income/(expense).

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

As described below, we made changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-KSB that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As a result of the needed restatements described above, we will be engaging the services of a PCOAB auditor to prepare our financial statements. We believe that this will avoid the reoccurrence of our material weaknesses and will strengthen our internal controls related to the financial closing, review, and analysis process so that our controls and procedures are effective in future periods.

ITEM 8B - OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

Names:	Ages	Titles:	Board of Directors
Robert Steele	39	Chief Executive Officer	Director
Andrew Haag	38	Chief Financial Officer	Director

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the Commission initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of ours. Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish us with copies of all Section 16(a) forms they filed.

We have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings. Based on our review of such forms that we received, or written representations from reporting persons that no Forms 5s were required for such persons, we believe that, during fiscal 2006, except for two Form 3’s that were delinquent, all Section 16(a) filing requirements have been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending June 30, 2006, 2005 and 2004 exceeded $100,000:

SUMMARY COMPENSATION TABLE

						Long-Term Compensation
		Annual Compensation				Awards		Payouts
Name and Principal Position	Fiscal Year	Annual Salary		Annual Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SARs	LTIP Payouts	All Other Compensation
		($)		($)	($) (1)	($)	(#)	($)	($)
Robert Steele,	2005	141,364		0	6,000	0	3,370,813	0	0
Chairman and	2005	85,500		0	15,438	1,000,000	4,267,276	0	0
CEO	2004	72,000		0	0	0	0	0	0

Andrew Haag,	2005	141,339		0	6,000	0	3,370,813	0	0
CFO	2005	85,500		0	15,433	1,000,000	4,267,276	0	0
	2004	72,000		0	0	0	0	0	0

Robert	2005	0		0	0	0	0	0	0
Brownell,	2004	119,000	(2)	0	0	250,000	611,062	0	0
President	2003	37,500	(3)	0	0	0	0	0	0

1)	These amounts represent our payments to provide an automobile and health insurance for Mr. Steele and Mr. Haag.

2)	Mr. Brownell resigned on March 31, 2005.

3)	Represents compensation received by Brownell while serving as our President from March 12, 2004 to June 30, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of each class of our stock as of September 25, 2006

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF CLASS OWNED (2)
Robert Steele
17951 Lyons Circle
Huntington Beach, CA 92647	Common Stock	9,038,089	(3)	5.64%

Andrew Haag
17951 Lyons Circle
Huntington Beach, CA 92647	Common Stock	8,554,616	(4)	5.41%

All Officers and Directors
As a Group (2 persons)	Common Stock	17,592,705	(5)	10.55%

Zubair Kazi	Common Stock	9,720,536	(6)	6.35%

Langley Park Investments PLC	Common Stock	14,000,000	(7)	8.45%

Robert Steele	Series A Preferred Stock	1,000,000		32.81%

Andrew Haag	Series A Preferred Stock	1,000,000		32.81%

Robert Steele	Series D Preferred Stock	1,000,000		50.00%

Andrew Haag	Series D Preferred Stock	1,000,000		50.00%

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

Remuneration of Directors

None.

Employment Agreements

Contract with Robert Steele

On January 30, 2003, we entered into a five-year employment contract with Robert Steele, our Chief Executive Officer. The base salary under the agreement is $6,000 per month. Upon achieving gross revenue in a quarter of $300,000, the base salary under the agreement is $9,000 per month. Upon achieving gross revenue in a quarter of $600,000, the base salary under the agreement is $12,000 per month. Upon achieving gross revenue in a quarter of $900,000, the base salary under the agreement is $15,000 per month. If our quarterly gross revenues decrease, Mr. Steele’s base salary will decrease accordingly, subject to the minimum base salary of $6,000 per month. In addition, Mr. Steele is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Contract with Andrew Haag

On January 31, 2003, we entered into a five-year employment contract with Andrew Haag, our Chief Financial Officer. The base salary under the agreement is $6,000 per month. Upon achieving gross revenue in a quarter of $300,000, the base salary under the agreement is $9,000 per month. Upon achieving gross revenue in a quarter of $600,000, the base salary under the agreement is $12,000 per month. Upon achieving gross revenue in a quarter of $900,000, the base salary under the agreement is $15,000 per month. If our quarterly gross revenues decrease, Mr. Haag’s base salary will decrease accordingly, subject to the minimum base salary of $6,000 per month. In addition, Mr. Haag is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

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

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by shareholders	—	—	36,822,500
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	36,822,500

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

On May 16, 2006, we paid to a party related to Andrew Haag, an officer and director, $4,500 in regard to a finder’s fee for financial funding we received.

ITEM 13. EXHIBITS.
Exhibit No.	Description

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

QUINTEK TECHNOLOGIES, INC.

Date: October 3, 2007	By:	/s/ JAMES KERNAN
James Kernan
Chief Executive Officer (Principal Executive Officer)

Date: October 3, 2007	By:	/s/ ANDREW HAAG
Andrew Haag
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES KERNAN	Chief Executive Officer (Principal Executive Officer)	October 3, 2007
James Kernan	and Director

/s/ ANDREW HAAG	Chief Financial Officer (Principal Financial Officer	October 3, 2007
Andrew Haag	and Principal Accounting Officer) and Director