Form 10KSB
period 2007-06-30
QUINTEK TECHNOLOGIES INC
filed 2007-10-15
CIK 1107714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year Ended June 30, 2007

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

Total revenues for Fiscal Year Ended June 30, 2007 were $2,121,609.

The aggregate market value of the Common Stock held by non-affiliates (as affiliates are defined in Rule 12b-2 of the Exchange Act) of the registrant, computed by reference to the average of the high and low sale price on October 12, 2007, was $544,008.02.

As of October 12, 2007 there were 207,923,622 shares of issuer’s common stock outstanding.

QUINTEK TECHNOLOGIES, INC.
FORM 10-KSB

For the Fiscal Year Ended June 30, 2007

Part I		Page

Item 1.	Description of Business.	3

Item 2.	Description of Property.	15

Item 3.	Legal Proceedings.	15

Item 4.	Submission of Matters to a Vote of Security Holders.	15

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

Although forward-looking statements in this Annual Report on Form 10-KSB reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Related to Our Business" below, as well as those discussed elsewhere in this Annual Report on Form 10-KSB. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB. We file reports with the Securities and Exchange Commission ("SEC"). We make available on our website under "Investors/SEC Filings," free of charge, our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with or furnish them to the SEC. Our website address is www.quintek.com. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

We provide back office services and solutions to improve efficiencies within organizations. We accomplish this through out-sourcing/in-sourcing services, consulting services and solution sales. Through our wholly owned subsidiaries Quintek Services, Inc., or QSI, and Sapphire Consulting Services, Inc., we provide services to enable Fortune 500 and Global 2000 corporations to reduce costs and maximize revenues.

Our QSI business unit provides back-office services to reduce our customer’s costs by enabling them to focus on their core competencies. We reduce our customer’s costs by converting their mission critical documents from paper to electronic formats, making these documents readily organized and available and automating the routing and approval processes related to electronic documents via the internet. We believe that we deliver superior customer service, fast turnaround time and competitive prices.

Market Overview

The outsourcing of jobs that can be performed via the Internet has come to be called business process outsourcing or BPO. Forester Research, Inc estimates that the market for BPO services will grow from $19 billion in 2004 to $146 billion in 2008. Additionally, in an August 2006 report from Business Insights, titled “The BPO Market Outlook” they state that, “The BPO market is the single fastest growing area of the IT services sector. Growing at 8% annually it is expected to grow from $112.1 billion is 2005 to $144 billion in 2008.” In a report dated June 26, 2006 from Forrester entitled, “Service Oriented Architecture Will Shape the Future of BPO Delivery” states that, “Labor arbitrage is the most straightforward element of BPO delivery.” We bridge the gap of getting information to the outsourced laborer and are a key enabler of SOA implementation.

We solve three major problems for the outsourcing market.

First, outsourced worker needs timely access to relevant information. The most efficient and effective way is to have data and or source documents converted to digital format. The information may then be easily shipped to the worker electronically or via digital media (Disk, Hard Drive, Mag Tape, etc). We solve this problem through our high speed- high volume scanning and data capture operations.

Second, closing a multi-year, multi-million dollar outsourcing deal requires specialized sales skill. Proposal drafting and presentation, project management, detailed costing are all needed to close and execute long term contracts for BPO customers. Barriers exist, such as language, time and distance, as BPO service providers are based in other countries. This creates challenges in discovery and proposal creation, closing the sale and management of the project. We solve this problem with a sales and management team that has over 85 years of experience in the sales and implementation technology services industry.

Lastly, there are system integration requirements that must be supported with a US presence. We bring a US presence with specialized systems integration experience to this growing market.

Market Opportunity

Our core competencies are converting mission critical documents from paper to electronic formats, making these documents readily organized and available and automating the routing and approval processes related to electronic documents via the internet. We market these core competencies in three document processing market segments: mortgages; healthcare and accounts payable and are widening our focus to include various the Small to Medium sized Business (SMB) market.

According to AMI-Partners the US SMB backup and recovery software spending will grow by 10% in 2007 to annual spend of $582K, indicative of the increased storage and backup requirements of SMBs. Apple’s new “Time Machine” allows SMBs to back up their PCs without the hassle of purchasing external hardware or software. US SMBs continue to utilize additional channels of communications (with lower cost) —. SMB LAN adoption is becoming pervasive. Over 50% of Small Businesses (SBs) and 98% of Medium Businesses (MB’) now have a LAN. AMI predicts that global SMB notebook shipments will grow by 20% in 2007 over 2006, outpacing desktop PC growth by five times. SMBs will increasingly depend upon mobility and convergence as the use of public wireless internet will grow by over 30%. We estimate that this will result in an increased demand from SMB’s for Document Management Services and Solutions.

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

High-Speed Scanning

Fortune 500 companies and other large organizations manage documents using ECM systems such as Xerox Docushare by Xerox Corporation, Documentum from EMC Corporation or FileNet P8 from Filenet Corporation. These are very large databases with web browser interfaces that allow people all over the world to access and interact with document-based content in an organized manner twenty-four hours a day/seven days a week.

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

We guarantee our customers a 99.5% accuracy rate. We ensure this by utilizing a double-blind data entry process, whereby two separate operators independently index the same document entering the same required information per image. Then, results are compared using an automated system. If the two separate operator versions are not identical, the batch is immediately routed to a review queue where a senior project manager confirms for accuracy and corrects.

We can perform this service in-house, on-site or offshore. Services are priced by the keystroke. A typical healthcare claim form may require between 400 and 1000 keystrokes. With volumes in the millions, our customers may pay $0.01- $0.02 per keystroke.

ASP Hosting of Scanned Images

Once images have been scanned, end-users need an ECM system. We will continue to provide clients with support for best of breed choice preferred by the customer such as Ascend Software from Ascend Software, Inc., Microsoft Sharepoint Server by Microsoft; Documentum, Captiva and Application Extender from EMC Corporation or Docushare by Xerox Corporation. For customers that do not want to install and maintain their own ECM system, we can resell web-based document hosting ASP services. This provides our clients the efficient and immediate capability of viewing business critical documents online. We charge by the Gigabyte by the month, and offer our customers their data, anytime anywhere via our secure web-based software tools.

Workflow Automation

We design and install software systems that automate the routing and approval of processes otherwise performed manually. This is accomplished by converting paper documents to electronic version and utilizing an automated workflow process via the internet or intranet. We provide all of the necessary components to accomplish this from discovery to solution to design to infrastructure to implementation to training to execution.

Delivery of products or services

Our high speed scanning, data capture, OCR & indexing and in-house imaging solutions services are performed either in our Huntington Beach, California facility or on client’s site. We currently service clients in California; Washington and Massachusetts.

Direct Sales

We currently have three full-time outside sales people and one inside sales person. We are growing this with one sales person to be located on the east coast. These senior salespeople are experienced and paid a semi monthly draw against monthly sales commissions. We provide an incentive stock option plan to attract top sales talent.

Sales Incentives and Compensation

Salespeople receive a stock option bonus for meeting specific revenue goals. Our sales people are compensated based on the gross profit of the sale. Sales people receive no commission for jobs sold at less than 10% gross profit.

Business Records Storage and Management Consulting Services

Companies experience an average of 501 hours of network downtime every year, and the overall downtime costs an average of 3.6% of annual revenue.  (Source: The Costs of Enterprise Downtime, Infonetics Research)

Research reveals that 6 out of 10 businesses will experience some type of major network or technology disaster that will cost them between $9,000 and $60,000 in repairs and restoration costs on average. These figures exclude lost productivity and sales.  The statistics delineate a compelling picture: 93% of companies that lost their data center for 10 days or more due to a disaster filed for bankruptcy within one year of the disaster, and 50% filed for bankruptcy immediately (Source: National Archives & Records Administration in Washington, D.C.). Every 5 years, 20% of small to medium businesses will suffer a major network disaster causing loss of critical data. (Source: Richmond House Group).  In 2007, 40% of small to medium businesses that manage their own network and use the Internet for more than email will have their network accessed by a hacker. More than 50% won’t even know they were attacked. (Source: Gartner Group). Cyber-criminals stole an average of $900 from each of 3 million Americans in the past year, not including the hundreds of thousands of PCs rendered useless by spyware (Source: Gartner Group). We offer a wide variety of secure online data storage and compliance solutions for business needs. Storing records off-site will help reduce storage expenses, improve the security of records, and maximize new growth for personnel.

We offer software programs to ensure that records are safe, secure, and readily available. We also offer custom reporting for records information needs.

Our clients in manufacturing, healthcare, insurance, and government, legal and financial services enjoy the benefits of simple yet powerful integration to their existing systems. Our clients use these integration services to effectively bridge the gap between electronic and paper documents. Our services offer unlimited retrievals from an unlimited number of users from an unlimited number of locations worldwide.

As a summary of our services, we can:

•	"SCAN" - we accept and scan electronic images

•	"UPLOAD" - document integrity is secured by digital signatures for every page.

•	"SEARCH" - searching easily for non-technical types.

•	"SECURE" - safeguarding documents is of highest priority.

•	"STORE” - architected to scale without limit and grow with clients business needs.

•	"RETRIEVE" - individualized rapid interface permits unlimited access from any location.

•	"REPORT" - maintains audit logs of access events from data.

Disaster Recovery / Business Continuity Solutions; Rapid recovery of business data to ensure business continuity

Recent legislation is requiring that organizations have the ability to recover data quickly and completely following a disaster and is vital to business continuity.  We offer a range of services to support disaster preparedness and response from the data center to the edge of the network, encompassing mainframes, servers, PCs, and physical records.

With the disaster recovery support services we provide, our customers can assess impact of various scenarios before disaster strikes or assist in rapid recovery if the worst does happen. We reduce the risk that vital data will be lost due to a disaster, ensure timely recovery of corporate data, including distributed data, provide cost effective email continuity for Microsoft Exchange Services, consistently implement the best practices for recovery across multiple locations and support compliance requirements for safeguarding sensitive data.

Our solutions will give local high availability and remote disaster recovery of Microsoft Exchange; enable companies to deploy comprehensive, cost effective email continuity by protecting mission -critical Microsoft Exchange Servers.

Document Destruction Services

Our records management will destroy all old and confidential records, while providing our customers with a "Certificate of Destruction" to guarantee that records were destroyed properly. The records destruction service we provide will ensure a strong sense of security in regard to the destruction of confidential records.

Partnership Agreement with FedEx Kinko’s

On June 1, 2004, we signed a sales partner agreement with FedEx Kinko’s. With this relationship, FedEx Kinko’s can resell our BPO services. We have sold and delivered on several customer contracts under this agreement. Under this agreement, we executed and delivered on one long-term contract with a leading life sciences and biotechnology company. This contract was expanded from one customer site to four and revenues have increased incrementally. We are providing services in two California locations, one location in Washington and one in Massachusetts.

COMPETITION

Our document imaging and BPO services are a mix of existing microfilm conversion service providers, scanning service providers, document management system integrators, and offshore data entry organizations. There are only a few truly national providers of BPO and Document Imaging. Most often we will compete with Affiliated Computer Services (NYSE:ACS) of Dallas, Texas, Unisys Corp of Blue Bell, Pennsylvania (NYSE:UIS) and Electronic Data Systems Corp of Plano, Texas (NYSE:EDS).

ACS is a Fortune 500 company with reported annual revenues of over $5 billion and more than 58,000 employees supporting client operations in nearly 100 countries providing business process and information technology outsourcing solutions to businesses, government agencies and non-profit organizations. ACS is ranked at number 424 on the 2007 Fortune 500 list.

Unisys Corporation is a worldwide technology services and solutions company specializing in consulting, systems integration, outsourcing, infrastructure, and server technology with reported annual revenues of over $5 billion in more than a hundred countries. Services include systems integration and consulting, outsourcing, infrastructure services and core maintenance. Unisys serves worldwide and includes financial services, communications, transportation, commercial, and public sector, including the United States federal government.

EDS is a Fortune 500 company with reported annual revenues of approximately $21 billion that provides a broad portfolio of business and technology solutions to help its clients worldwide improve their business performance. The company’s core portfolio comprises information-technology, applications and business process services, as well as information-technology transformation services.

CUSTOMERS

We had three customers that individually represented more than 10% of our revenues for the fiscal year ended June 30, 2007; FedEx Kinko’s represented 29% of our revenue, Wave Imaging and Avail Medical Products each represented 11% of our revenue.

EMPLOYEES

As of October 12, 2007, we had 19 full time employees, of which seven are hourly employees and 12 are salaried. We consider our relations with our employees to be good.

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

We Have a History of Losses Which May Continue, Requiring Us to Seek Additional Sources of Capital Which May Not be Available, Requiring Us to Curtail or Cease Operations

We had a net loss of $2,458,633 for the year ended June 30, 2007 compared to a net loss of $4,440,623 for the restated fiscal year ended June 30, 2006. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than we anticipate, or if operating expenses exceed our expectations or cannot be adjusted accordingly, we will continue to incur losses. We will continue to incur losses until we are able to establish significant sales of our software and hardware products and our business process outsourcing services. Our possible success is dependent upon the successful development and marketing of our services and products, as to which there is no assurance. Any future success that we might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon us or may force us to reduce or curtail operations. In addition, we will require additional funds to sustain and expand our sales and marketing activities, particularly if a well-financed competitor emerges. Based on our current funding arrangements, we anticipate that we will require additional funds to continue our operations for the next twelve months. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations.

If We are Unable to Obtain Additional Funding Our Business Operations Will be Harmed and if We do Obtain Additional Financing Our then Existing Shareholders may Suffer Substantial Dilution

Additional capital is required to effectively support the operations and to make strategic acquisitions. However, there can be no assurance that financing will be available when needed on terms that are acceptable to us. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

Our Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About Our Ability to Continue as a Going Concern, Which May Hinder Our Ability to Obtain Future Financing

In their report dated October 10, 2007, our Independent Registered Public Accounting Firm stated that our financial statements for the year ended June 30, 2007 were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations $2,690,488, including net losses of $2,458,633 and $4,440,623 for the fiscal years ending June 30, 2007 and 2006, respectively. We continue to experience net losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

Our Products May Infringe Upon the Intellectual Property Rights of Others and Resulting Claims Against Us Could be Costly and Require Us to Enter Into Disadvantageous License or Royalty Arrangements

The business process outsourcing industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement and the violation of intellectual property rights. Although we attempt to avoid infringing upon known proprietary rights of third parties, we may be subject to legal proceedings and claims for alleged infringement by us or our licensees of third-party proprietary rights, such as patents, trade secrets, trademarks or copyrights, from time to time in the ordinary course of business. Any claims relating to the infringement of third-party proprietary rights, even if not successful or meritorious, could result in costly litigation, divert resources and our attention or require us to enter into royalty or license agreements which are not advantageous to us. In addition, parties making these claims may be able to obtain injunctions, which could prevent us from selling our products. Furthermore, former employers of our employees may assert that these employees have improperly disclosed confidential or proprietary information to us. Any of these results could harm our business. We may be increasingly subject to infringement claims as the number of, and numbers of features of, our products grow.

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

If We Are Unable to Retain the Services of Messrs. Kernan and Haag or If We Are Unable to Successfully Recruit Qualified Personnel, We May Not Be Able to Continue Our Operations.

Our success depends to a significant extent upon the continued service of Mr. James Kernan, our Chief Executive Officer and Mr. Andrew Haag, our Chief Financial Officer. Loss of the services of Messrs. Kernan or Haag could have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of Messrs. Kernan or Haag. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified personnel. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

Risks Relating to Our Current Financing Arrangement:

There Are a Large Number of Shares Underlying Our Secured Convertible Debentures and Warrants That May be Available for Future Sale and the Resale of These Shares May Depress the Market Price of Our Common Stock.

As of October 12, 2007, we had 207,923,622 shares of common stock issued and outstanding, secured convertible debentures issued and outstanding that may be converted into 624,000,000 shares of common stock based on current market prices and outstanding warrants to purchase 56,397,000 shares of common stock. Additionally, the number of shares of common stock issuable upon conversion of the outstanding secured convertible debentures may increase if the market price of our stock declines. All of the shares, including all of the shares issuable upon conversion of the secured convertible debentures and upon exercise of the attached warrants, up to a limit of 45,700,000 may be sold without restriction due to the effectiveness of the registration statement registering their resale. The resale of these shares may adversely affect the market price of our common stock.

The Continuously Adjustable Conversion Price Feature of Our Secured Convertible Debentures Could Require Us to Issue a Substantially Greater Number of Shares, Which Will Cause Dilution to Our Existing Stockholders.

Our obligation to issue shares upon conversion of our secured convertible debentures is essentially limitless. The following is an example of the amount of shares of our common stock that are issuable, upon conversion of our secured convertible debentures (balance of convertible debenture excluding accrued interest), based on market prices 25%, 50% and 75% below the market price as of October 12, 2007 of $0.003 per share.

			Number	% of
	Price Per	With Discount	of Shares	Outstanding
% Below Market	Share	at 5%	Issuable	Stock

25%	$0.00225	$0.0021375	720,935,673	77.62%
50%	$0.0015	$0.001425	1,081,403,509	83.87%
75%	$0.00075	$0.0007125	2,162,807,018	91.23%

As illustrated, the number of shares of common stock issuable upon conversion of our secured convertible debentures will increase if the market price of our stock declines, which will cause dilution to our existing stockholders. The company currently has authorized 500,000,000 shares of common stock. In the event that the stock price remains at these levels or lower we will need to increase the amount of authorized common stock, restructure our capital structure or restructure the YA Global Investments financing. The Company is currently exploring options to refinance/restructure the YA Global Investments financing though it cannot be assured that it will be successful. In the event that it is unsuccessful, we will need to consider additional options.

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

In The Event That Our Stock Price Declines, The Shares Of Common Stock Allocated For Conversion Of The Secured Convertible Debentures to be Registered Pursuant To A Registration Statement May Not Be Adequate And We May Be Required to File A Subsequent Registration Statement Covering Additional Shares. If We Are Required To File An Additional Registration Statement, We May Incur Substantial Costs In Connection Therewith.

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

In May 2006, we entered into a Securities Purchase Agreement for the sale of $2,000,000 principal amount of secured convertible debentures. The secured convertible debentures are due and payable, with 10% interest, three years from the date of issuance, unless sooner converted into shares of our common stock. As of October 12, 2007, we had $1,541,000 of this secured convertible debentures outstanding. In addition, any event of default such as our failure to repay the principal or interest when due, our failure to issue shares of common stock upon conversion by the holder, our failure to timely file a registration statement or have such registration statement declared effective, breach of any covenant, representation or warranty in the Securities Purchase Agreements or related convertible debentures, the assignment or appointment of a receiver to control a substantial part of our property or business, the filing of a money judgment, writ or similar process against our company in excess of $50,000, the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against our company and the delisting of our common stock could require the early repayment of the secured convertible debentures, including default interest rate on the outstanding principal balance of the secured convertible debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the secured convertible debentures will be converted into shares of our common stock, in accordance with the terms of the secured convertible debentures. If we were required to repay the secured convertible debentures, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the secured convertible debentures when required, the debenture holders could commence legal action against us and foreclose on all of our assets to recover the amounts due. Any such action would require us to curtail or cease operations.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

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

ITEM 2. DESCRIPTION OF PROPERTY.

We lease 7,062 square feet for our executive offices at 17951 Lyons Circle, Huntington Beach, California. The lease expires on June 30, 2008, with an option to extend at the end of the commencement year. The current monthly lease amount for this facility is $7,909.

We lease on a month-to-month basis, 580 square feet of office space at 720 N. 4th Street, Montpelier, Idaho, for our accounting and purchasing function. The current monthly rent is $675.

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

Index Number: GIC872522 - Superior Court of California, County of San Diego

We were served with a summons as a defendant in a case filed on September 15, 2006 in Superior Court of California, County of San Diego. The complaint was filed by Golden Gate Investors for Breach of Contract relating to the financing agreements executed between us and Golden Gate Investors in August 2004. Golden Gate Investors is claiming damages in excess of $722,040 in relation to the case. We retained counsel to defend ourselves in this matter and we have filed a response and counter claim for undisclosed damages.    On August 4, 2007, our counsel filed and was granted an order granting attorney’s motion to be relieved as counsel.  The answers filed and the cross complaint were stricken and the trial date of October 19, 2007 cancelled for failure to procure counsel to represent on September 21, 2007.  There are currently no dates on record. The next action is for the GGI counsel to set a prove-up hearing date.  We have recorded payables and an accrued legal expense totaling $722,040.

Index Number: 06CC11306 - Superior Court of California, County of Orange

We were served with a summons as a defendant in a case filed on October 24, 2006 in Superior Court of California, County of Orange by Single Source Partners for failure to pay commissions and installment payments. Single Source Partners is seeking judgment in the amount of $51,206. We retained counsel to defend ourselves in this matter and we have filed a response and counter claim for undisclosed damages. On August 7, 2007, our counsel filed and was granted an attorney’s motion to be relieved as counsel.  On September 11, 2007 a motion to strike defendant’s answer to the complaint, to dismiss defendant’s cross-complaint and to enter default was continued to October 9, 2007. The action has been assigned a trial date of October 24, 2007. We have recorded payables and an accrued partnership fee totaling $56,605.

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

	Fiscal Year 2006
	High	Low
First Quarter	$0.12	$0.07
Second Quarter	$0.08	$0.05
Third Quarter	$0.09	$0.06
Fourth Quarter	$0.07	$0.04

	Fiscal Year 2007
	High	Low
First Quarter	$0.05	$0.03
Second Quarter	$0.04	$0.03
Third Quarter	$0.07	$0.02
Fourth Quarter	$0.03	$0.01

	Fiscal Year 2008
	High	Low
First Quarter	$0.02	$0.0036
Second Quarter (1)	$0.0045	$0.0021
Third Quarter	xxx	xxx
Fourth Quarter	xxx	xxx

(1)	As of October 12, 2007.

Holders

As of October 12, 2007, we had approximately 503 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Interwest Transfer Co., Inc., 1981 E. Murray Holladay Road, Suite 100, Salt Lake City Utah 84117.

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

Recent Sale of Unregistered Securities

On February 14, 2007, April 2, 2007, April 17, 2007, April 23, 2007, May 9, 2007 and June 19, 2007, we issued 11,590,365 shares of common stock to YA Global Investments (formerly, Cornell Capital Partners) upon conversion of outstanding debentures in the amount of $200,000.

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

Results of Operations for the Fiscal Year ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006

Our revenues totaled $2,121,609 and $2,307,402 for the years ended June 30, 2007 and 2006, respectively, a decrease of $185,793 (8%) in 2007 due to the loss of a material mortgage processing services customer with revenue receipts totaling $851,760 for the prior year ending 2006.

For the years ended June 30, 2007 and 2006, cost of revenue was $1,585,613 and $1,522,814, respectively, an increase of $62,799 (4%). Cost of revenue for both periods consisted mostly of labor and production costs. Cost of revenue increased in 2007 primarily due to increased temporary labor costs.

Total operating expenses were $3,226,485 for the year ended June 30, 2007 as compared to $5,344,899 for the same period in 2006. The decrease in operating expenses of $2,118,414 (39%) in 2007 as compared to 2006 was primarily due to fewer issuances of stock for consulting fees and lower financing expenses. Selling, general and administrative expenses in 2007 were $2,490,530 compared to $3,832,925, a decrease of $1,342,395 primarily due to decreased funding costs, legal fees, penalties and salary expenses.

Total non-operating income for the year ended June 30, 2007 was $232,655 compared to total non-operating income of $120,488 for the same period in 2006. During 2007, we realized a loss on sale of investment of $120,040 and recorded a change in fair value of warrants of $945,491. We recorded a finance expense of $336,790 and interest expense of $256,693. During 2006, we recorded a gain of $113,700 on the sale of investment, finance expense of $110,924 and interest expense of $571,674. As a result, we incurred a reduction in net loss of $2,458,633 for the period ending June 30, 2007 compared to a net loss of $4,440,623 for the same period in 2006. This reduction in net loss is attributed to the decrease in interest expense and the non-operating income recorded pursuant to the change in the fair value of warrants.

At June 30, 2007, our total assets were $811,944 compared to $1,195,643 as of June 30, 2006. The assets decreased by $383,699 (32%) primarily due to a reduction in cash and cash equivalents and the depreciation of property and equipment. Total current liabilities at June 30, 2007 were $3,860,271 compared to $4,164,052 as of June 30, 2006. The current liabilities decreased by 303,781 (7%) primarily due to decrease in the warrant liability, payroll taxes payable and loans payable. The long term debt increased to $1,174,316 as of June 30, 2007 compared to $28,741 at June 30, 2006 due primarily to the expense incurred in regard to additional financing.

We are currently in default on two outstanding convertible bonds totaling $62,495. Interest continues to accrue against the principal. The notes are unsecured. The holders of the bonds that are in default have indicated that they do not want to convert their debt to stock and wish to be repaid in cash. At present, we do not have the funds to repay the indebtedness. It is not known whether we will be able to repay or renegotiate this debt. Additionally, our current liabilities exceeded our current assets by $3,449,358 at June 30, 2007. If we are unable to cure the default or renegotiate our debt, we may not be able to continue as a going concern.

We owe $66,529 in payroll withholding taxes that were assumed in a merger and are past due.

Liquidity and Capital Resources

Our principal capital requirements during the fiscal year 2008 are to fund the internal operations and acquisitions of profitable and growth-oriented businesses. We plan to raise necessary funds by selling our own common shares to selected investors and bringing in business partners whose contributions include the necessary cash. In view of low borrowing interest rates, we are actively pursuing additional credit facilities with financial institutions as a means to obtain new funding. We have historically financed operations from the sale of our common stock and the conversion of common stock warrants. At June 30, 2007, we had cash on hand of $92,062 as compared cash on hand of $410,007 at June 30, 2006.

Net cash used in operating activities for the year ended June 30, 2007 was $1,216,492, primarily attributable to the increase in accounts payable and accrued expenses of $848,748, an increase in accounts receivable of $119,279, and a decrease in deferred revenue of $3,381.

Net cash used in investing activities for the year ended June 30, 2007 was $16,477, due to the acquisition of equipment for $27,298 offset by the proceeds from the sale of marketable securities.

Net cash provided by financing activities for the year ended June 30, 2007 was $915,025. The increase was primarily attributable to net proceeds from issuance of debentures of $1,250,000, proceeds from a factor of $92,672, proceeds from issuance of common stock upon exercise of options of $2,504. We made lease payments of $139,962, payments on notes payable of $62,590, and payments on factoring payables of $97,549.

As a result of the above activities, we experienced a net decrease in cash and cash equivalents of $317, 945 as of June 30, 2007 as compared to a $397,338 net increase in cash as of June 30, 2006. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from institutional investors or by selling our common shares and fulfilling our business plan. Other than as described below, we do not have any commitments for capital and we cannot give any assurances that capital will be available on terms we deem favorable or at all.

Subsequent Events

On July 23, August 6, August 21, September 13, October 3 and October 8, 2007, we issued 39,541,546 common shares pursuant to a debenture conversion valued at $234,000.

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

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any; the adoption of this statement will have on the financial statements.

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

We have audited the accompanying consolidated balance sheet of Quintek Technologies, Inc. and subsidiary as of June 30, 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quintek Technologies, Inc. and subsidiary as of June 30, 2007 and the results of its operations and its cash flows for the years ended June 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 19 to the consolidated financial statements, the Company's significant operating losses and insufficient capital raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 19. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
October 10, 2007

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF JUNE 30, 2007

ASSETS

Current assets:
Cash and cash equivalents	$92,062
Accounts receivable, net of allowance for doubtful accounts of $11,719	318,750
Other current assets	100
Total current assets	410,912

Property and equipment, net	297,235

Other assets:
Deposits	102,914
Other assets	883
Total other assets	103,797

$811,944

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,839,488
Factoring payable	136,722
Payroll and payroll taxes payable	83,306
Payroll taxes assumed in merger	66,529
Advances from lenders	36,736
Loans payable	186,719
Convertible bonds	62,495
Convertible debentures	210,674
Convertible notes	45,450
Beneficial Conversion liability	491,687
Warrant Liability	647,369
Deferred revenue	5,040
Dividend payable	48,057
Total current liabilities	3,860,271

Long-term debt	1,174,316

Stockholders' deficit:
Preferred stock, convertible, no par value, 50,000,000 shares authorized,
4,154,750 shares issued and outstanding	1,281,605
Common stock, $0.001 par value, 500,000,000 shares authorized,
166,543,841 shares issued and outstanding	166,543
Additional paid-in capital	32,501,523
Shares to be issued	30,000
Stock subscription receivable	(776,250)
Accumulated deficit	(37,426,065)
Total stockholders' deficit	(4,222,644)
Total liabilities and stockholders' deficit	$811,944

The accompanying notes are an integral part of these consolidated financial statements

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended June 30,
	2007	2006
		Restated

Net revenue	$2,121,609	$2,307,402

Cost of revenue	1,585,613	1,522,814
Gross margin	535,996	784,588

Operating expenses:
Selling, general and administrative	2,490,530	3,832,925
Stock-based compensation	600,000	485,456
Stock-based consulting fees	135,955	1,026,518
Total operating expenses	3,226,485	5,344,899
Loss from operations	(2,690,488)	(4,560,311)

Non-operating income (expense):
Realized gain (loss) on investment	(120,040)	113,700
Other income	12,238	15,810
Uncollectible from former officers	(14,382)	(10,989)
Finance expense	(336,790)	(110,924)
Change in Fair Value of Warrants	945,491	677,008
Interest Income	2,831	7,557
Interest expense	(256,693)	(571,674)
Total non-operating income	232,655	120,488

Loss before provision for income taxes	(2,457,833)	(4,439,823)

Provision for income taxes	800	800
Net loss	(2,458,633)	(4,440,623)

Dividend requirement for preferred stock	15,424	16,057
Net loss applicable to common shareholders	(2,474,057)	(4,456,680)

Other comprehensive (loss)/gain:
Reclassification adjustment	120,151	(4,080)
Unrealized gain for the period	-	9,317
Comprehensive loss	$(2,353,906)	$(4,451,443)

Basic and diluted net loss per share	$(0.016)	$(0.040)

Basic and diluted weighted average
shares outstanding	155,105,096	125,051,937

The accompanying notes are an integral part of these consolidated financial statements

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	Preferred Stock		Common Stock		Additional	Shares	Prepaid				Other	Total
	Number		Number		Paid in	to be	Consulting	Investment	Stock	Accumulated	Comprehensive	Stockholders'
	of Shares	Amount	of Shares	Amount	Capital	Issued	Fees	in Escrow	Subscription	Deficit	Loss	Deficit

Balance at June 30, 2005	3,436,750	$752,005	98,480,532	$984,806	$27,994,613	$8,000	$(3,120)	$(126,567)	$-	$(30,495,328)	$(8,374)	$(893,965)

Issuance of shares for cash	-	-	8,666,666	86,667	178,333	-	-	-	-	-	-	265,000

Issuance of shares for debt settlement	-	-	-	-	-	-	-	-	-	-	-	-

Conversion of preferred stocks	(282,000)	(70,400)	410,000	4,100	66,300	-	-	-	-	-	-	-

Issuance of shares for services	-	-	13,647,498	136,475	957,377	-	(110,335)	-	-	-	-	983,517

Issuance of shares for conversion of debenture	-	-	9,529,866	95,299	(49,408)	-	-	-	-	-	-	45,891

Issuance of shares for purchase of investment	-	-	-	-	-	-	-	-	-	-	-	-

Issuance of shares before cash receipt	-	-	16,500,000	165,000	611,250	-	-	-	(776,250)	-	-	-

Shares to be issued for services	-	-	-	-	-	(8,000)	-	-	-	-	-	(8,000)

Shares to be issued for conversion and sales	-	-	-	-	-	156,750	-	-	-	-	-	156,750

Common stock options granted to employees	-	-	-	-	485,456	-	-	-	-	-	-	485,456

Warrants granted for services	-	-	-	-	619,547	-	-	-	-	-	-	619,547

Issuance of shares upon exercise of warrants	-	-	936,042	9,360	483,304	-	-	-	-	-	-	492,664

Amortization of warrants expense	-	-	-	-	3,045	-	-	-	-	-	-	3,045

Investment held in escrow	-	-	-	-	-	-	-	86,565	-	-	-	86,565

Unrealized loss on investment	-	-	-	-	-	-	-	-	-	-	(82,485)	(82,485)

Beneficial conversion feature	-	-	-	-	-	-	-	-	-	-	-	-

Preferred dividends	-	-	-	-	-	-	-	-	-	(16,057)	-	(16,057)

Value of warrants transferred to liability (restated)	-	-	-	-	(694,456)	-	-	-	-	-	-	(694,456)

Net loss for the year ended June 30, 2006 (restated)	-	-	-	-	-	-	-	-	-	(4,440,623)	-	(4,440,623)

Balance at June 30, 2006	3,154,750	$681,605	148,170,604	$1,481,706	$30,655,361	$156,750	$(113,455)	$(40,002)	$(776,250)	(34,952,008)	$(90,859)	$(2,997,151)

Issuance of shares for debt settlement	-	-	1,529,169	15,292	76,458	(91,750)	-	-	-	-	-	-

Issuance of preferred stock	1,000,000	600,000										600,000

Issuance of shares for services	-	-	750,000	7,500	15,000	-	-	-	-	-	-	22,500

Issuance of shares for conversion of debenture	-	-	11,590,365	11,590	188,410	-	-	-	-	-	-	200,000

Shares to be issued for conversion of debentures	-	-	-	-	-	25,000	-	-	-	-	-	25,000

Common stock options granted to employees	-	-	-	-	154,246	-	-	-	-	-	-	154,246

Issuance of shares upon exercise of warrants	-	-	4,503,703	22,504	40,000	(60,000)	-	-	-	-	-	2,504

Amortization of consulting shares	-	-	-	-	-	-	113,455	-	-	-	-	113,455

Sale of Investment held in escrow	-	-	-	-	-	-	-	40,002	-	-	-	40,002

Reclass Unrealized loss on investment to Realized	-	-	-	-	-	-	-	-	-	-	90,859	90,859

Preferred dividends	-	-	-	-	-	-	-	-	-	(15,424)	-	(15,424)

Reduction in par value of common stock	-	-	-	(1,372,048)	1,372,048	-	-	-	-	-	-	-

Net loss for the year ended June 30, 2007	-	-	-	-	-	-	-	-	-	(2,458,633)	-	(2,458,633)

Balance at June 30, 2007	4,154,750	$1,281,605	166,543,841	$166,543	$32,501,523	$30,000	$-	$-	$(776,250)	(37,426,065)	$-	$(4,222,644)

The accompanying notes are an integral part of these consolidated financial statements

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	June 30,
	2007	2006
		Restated
OPERATING ACTIVITIES
Net loss	$(2,458,633)	$(4,440,623)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	178,261	173,379
Discount on factor	4,877	12,091
Expenses paid by a note payable	-	13,564
Issuance of shares for consulting services	135,955	983,517
Stock based compensation	600,000	-
Bad Debts	28,150	370
Uncollectible from former officers	14,382	10,989
Loss (Gain) on the sale of the investment	120,040	(113,700)
Change in Fair value of derivative	(945,491)	(677,008)
Beneficial conversion feature expense	-	110,924
Amortization of the Unamortized discount	362,485	109,214
Finance Expense	-	1,185,904
Stock options granted	154,246	485,456
Warrants granted to consultant	-	619,547
Note Conversion Expense	-	104,674
Gain (loss) on legal settlement	-	(7,827)
Changes in current assets and liabilities:
(Increase) decrease in accounts receivable	(119,279)	87,657
(Increase) decrease in other current assets	(14,482)	-
(Increase) decrease in prepaid expenses	-	5,562
(Increase) decrease in deposits	6,021	643
Increase in accounts payable	848,748	163,508
Decrease in payroll taxes payable	(128,391)	(20,090)
Decrease in deferred revenue	(3,381)	(16,656)
Net cash used in operating activities	(1,216,492)	(1,208,903)

INVESTING ACTIVITIES
Acquisition of fixes assets	(27,298)	(36,146)
Increase in restricted cash	-	260,087
Proceeds from sale of marketable securities	10,821	233,938
Net cash provided by (used in) investing activities	(16,477)	457,879

FINANCING ACTIVITIES
Payments on factoring payable	(97,549)	(466,160)
Proceeds from factor	92,672	364,326
Payments on leases	(139,962)	(128,540)
Proceeds from issuance of debentures	1,250,000	750,000
Expenses related to Issuance of Debenture	(125,000)	-
Proceeds from convertible notes	-	50,500
Payments on convertible notes payable	(5,050)	-
Cash received for shares to be issued	-	151,750
Proceeds from sale of stocks	-	265,000
Proceeds from exercise of options	2,504	125,000
Proceeds from issuance of common stock upon exercise of warrants	-	59,400
Payments of notes payable	(62,590)	(22,914)
Net cash provided by financing activities	915,025	1,148,361

Net increase (decrease) in cash and cash equivalents	(317,945)	397,338
Cash and cash equivalents, beginning balance	410,007	12,669
Cash and cash equivalents, ending balance	$92,062	$410,007

The accompanying notes are an integral part of these consolidated financial statements

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

Since 1991, the Company’s primary business focus and source of revenue was sales of hardware, software and service related to a patented, chemical-free desktop microfilm printer used for printing aperture cards directly from electronic files used for document management and archival storage. The patents on this technology were set to begin expiring in 2007. In November of 2005, the Company entered into a purchase agreement wherein all rights, title, and interest in assets, equipment, and inventory relating to the chemical-free desktop microfilm printer for aperture cards were sold to an interested party. The Company’s continuing focus is on BPO document management services.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $11,719 as at June 30, 2007.

Quintek Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements

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

Quintek Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Accounts Payable & Accrued Expenses

Accounts payable and accrued expenses consist of the following as of June 30, 2007:

Accounts payable	$670,712
Accrued interest	537,835
Accrued legal fees	50,250
Accrued legal settlement	460,344
Other accrued expenses	120,347
$1,839,488

Research and Development

Expenditures for software development costs and research are expensed as incurred. The amounts charged to operations for the years ended June 30, 2007 and 2006 were $0 for both years.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes are provided for on a liability method for temporary differences between the financial reporting and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

As a result of adopting SFAS No. 123R, the Company recognized $154,246 and $485,456 in share-based compensation expense for the years ended June 30, 2007 and 2006, respectively. The fair value of our stock options was estimated using the Black-Scholes option pricing model. The impact of this share-based compensation expense on the Company’s basic and diluted earnings per share was $0.00and $0.00 per share for the years ended June 30, 2007 and 2006, respectively.

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

Quintek Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Basic and Diluted Net Loss Per Share

Net loss per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The weighted average number of shares used to compute basic and diluted loss per share is the same in these consolidated financial statements for the years ended June 30, 2007 and 2006 since the effect of dilutive securities is anti-dilutive.

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Revenue from services renedered are recognized when a formal arrangement exists, the price is fixed or determinable, the services are rendered, no other significant obligations of the Company exist and collectibility is reasonably assured.

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

Quintek Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivables. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

Advertising and Marketing Costs

The Company expenses the cost of advertising as incurred. Advertising costs for the years ended June 30, 2007 and 2006 were insignificant.

Comprehensive Loss

SFAS No. 130, "Reporting Comprehensive Loss," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. During the years ended June 30, 2007 and 2006, comprehensive income was $120,151 and $5,237, respectively. Other comprehensive income, as presented on the accompanying consolidated balance sheet in the stockholders’ deficit amounted to $0 as of June 30, 2007.

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
Notes to Consolidated Financial Statements

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management has not determined the effect, if any; the adoption of this statement will have on the financial statements.

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

3.  PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the year ended June 30, 2007 included the accounts of Quintek Technologies, Inc. and its wholly owned subsidiary Sapphire Consulting Services. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant inter-company accounts and transactions have been eliminated in consolidation.

Quintek Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements

4. PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2007, consists of the following:
Computer and office equipment	$844,457
Other depreciable assets	102,881
Furniture and fixture	40,653
987,991
Accumulated depreciation	(690,756)
$297,235

5. OTHER ASSETS

Other Assets comprise of the following as of June 30, 2007 :-

Subscription Receivable	$58,349
Allowance on Subscription Receivable	(57,466)
$883

6. NOTE PAYABLE

On April 10, 2006, the Company executed a note payable to a third party for $62,590. The term of the note was for a period of six months bearing an annual interest at 11.5%. The note carries a repayment provision wherein the Company will repay the third party from proceeds in the event of funding capital totaling a cumulative amount of one million dollars is received. The principal on the note was paid in full as of December 31, 2006. The interest accrual of $3,865 is recorded as an accrued expense in the accompanying financial statements as of June 30, 2007.

7. FACTORING PAYABLE

A. The Company entered into an agreement with a factoring company ("the Factor") to factor purchase orders with recourse. The Factor funded 97% or 90% based upon the status of the purchase order. The Factor agreed to purchase up to $4,800,000 of qualified purchase orders over the term of the agreement; however, the Factor did not have to purchase more than $200,000 in any given month. The term of the agreement term was from June 2, 2003 to June 2, 2005. The Company agreed to pay a late fee of 3% for payments not made within 30 days and 5% for those not made in 60 days. At the option of the Factor, the late fees may be paid with Company stock. If paid by Company stock, the stock bid price would be discounted 50% in computing the shares to be issued in payment of the late fee.

Pursuant to the terms of the factor agreement, the Factor is entitled to receive two (2) bonus warrants for each dollar of purchase orders purchased. The bonus warrants will be exercisable at the average closing price of the Company's common stock for the 90 days prior to the purchase order transactions they represent or a 50% discount to the closing price of the Company's stock at the time exercised at the option of the Factor. The warrants are exercisable over a five year period. The Company has not issued any bonus warrants during the twelve months ending June 30, 2007.

There were no purchases of purchase orders for this factor during the twelve months ended June 30, 2007. At June 30, 2007, the Company had a factoring payable balance of $116,722 associated with this factor. The Company has accrued $177,377 interest for late payments of this factor payable as of June 30, 2007.

Quintek Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
B. At June 30, 2007, the Company had a factoring balance associated with two individual factors totaling $20,000. The Company has accrued $14,196 for interest of these factoring payables as of June 30, 2007.

The total factoring payable as of June 30, 2007 was $136,722.

8. PAYROLL TAXES-ASSUMED IN MERGER

The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance was $66,529 at June 30, 2007. The Company is delinquent on payments of these payroll tax liabilities.

9. LOANS PAYABLE

A. Loan Payable as of June 30, 2007, consists of the following:
Capital Leases payable, interest at 7.9% to 20%,	$151,549
due various dates in 2005 to 2008 (Refer to Note 9.B. below)
Lease payable due in 2002	2,028
Note payable, interest at 5.75%, due July 30, 2006	6,080
(the company is in default and default interest is 12%)
Notes payable, interest at 8%, due 2006	27,062
(the company is in default of these notes)
186,719

Less: Current Portion	186,719

Long-term debt	$—

Principal payments on these leases payable are as follows:

Year ending June 30,
2007	$47,393
2008	139,326
$186,719

B. Capital Lease Obligations:

The Company leases various equipments under capital leases expiring in various years through 2008. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated productive lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the twelve months ended June 30, 2007.

Aggregate minimum future lease payments under capital leases as of June 30, 2007 for each of the next five years are as follows: (2008: $151,549; and thereafter: none.)

Quintek Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Capital lease obligations represent the following at June 30, 2007:

2007
Total minimum lease payments	$175,878
Interest expense relating to future periods	(24,329)
Present value of the minimum lease payments	151,549
Less: current portion	(151,549)
Non-current portion	$—

Following is a summary of fixed assets held under capital leases at June 30, 2007

2007
Computers and production equipment	$381,843
Less: accumulated depreciation	(206,933)
Net	$174,910

10. ADVANCES FROM LENDER

On August 2, 2004 the Company signed a convertible debenture agreement with an accredited investor whereby the Company has received an advance totaling $905,000 for prepayment of warrants to be exercised. The agreement expired on August 2, 2006. The accredited investor has exercised 868,264 warrants into common shares valued at $868,264 as of the twelve month period ended June 30, 2007. The remaining balance of $36,736 is recorded as advances from lender in the accompanying financial statements as of June 30, 2007.

11. CONVERTIBLE BONDS

Bonds payable with interest at 9%, due on October 2001convertible
to shares of common stock in increments of $1,000 or more	$21,354

Bonds payable with interest at 12%, due July 2001, convertible to shares
of common stock in increments of $500 or more.	41,141
$62,495

The above convertible bonds have matured as of July 2001 and October 2001. The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds. The Company has recorded the $62,495 convertible bonds as a current liability in the accompanying financial statements as of June 30, 2007. The Company has accrued $44,933 interest for these convertible bonds as of June 30, 2007.

12. CONVERTIBLE DEBENTURES

A.   The Company raised $300,000 through the issuance of convertible debentures as of June 30, 2005. The term of the convertible debentures are as follows: pursuant to the terms of conversion, debenture in the amount of $300,000 pays interest at 5 ¾% interest and includes 3,000,000 warrants to purchase common stock for a period of three years at the exercise price of $1.00. The “Conversion Price shall be equal to the lesser of (i) $0.50, or (ii) 75% of the average of the 5 lowest Volume Weighted Average Prices during the 20 trading days prior to Holder’s election to convert, or (iii) 75% of the Volume Weighted Average Price on the trading day prior to the Holders election to convert market price of the Company’s common stock prior to conversion. Upon conversion of the debenture, the holder is obligated to simultaneously exercise the $1.00 warrants providing added funding to the Company. The warrant must be exercised concurrently with the conversion of this debenture in an amount equal to ten times the dollar amount of the Debenture conversion. Upon execution of the securities purchase agreement, $225,000 of the purchase price was due and paid to the Company. The remaining $75,000 was paid to the Company on February 7, 2005 upon effectiveness of the Securities and Exchange Commission’s Registration Statement. As of June 30, 2007, the Holder of the debenture has converted $89,326 of the debenture amount into 14,555,964 common shares of the Company and exercised 893,264 warrants.

Quintek Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements

The Company allocated the proceeds from the debenture between the warrant and the debt based on relative fair value of the warrant and the debt. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.4%, volatility of 100% and expected term of one year. The amount allocated to the warrant was amortized over the term of the debt. The Company calculated a beneficial conversion feature of $279, 652. The Company amortized the beneficial conversion feature in accordance with the conversion terms of the note. At June 30, 2007, the convertible debenture of $210,674 is presented in the accompanying financial statements as a current liability with the unamortized beneficial conversion feature and unamortized discount fully amortized.

Principal payments on these convertible debentures are as follows:

Year ending June 30, 2007	$210,670

B.    On May 19, 2006, the Company entered into a Securities Purchase Agreement with YA Global Investments, L.P. (formerly, Cornell Capital Partners, L.P.) (“YA Global Investments”). The Company entered into a convertible debenture with a total commitment value of $2,000,000. The term of the convertible debenture is for 36 months from the date of issuance. The conversion price in effect on any Conversion Date shall be, at the sole option of the Holder, equal to either (a) $0.0662 (the “Fixed Conversion Price”) or (b) ninety five percent (95%) of the lowest Volume Weighted Average Price of the Common Stock during the thirty (30) trading days immediately preceding the Conversion Date as quoted by Bloomberg, LP (the “Market Conversion Price”). The Investor shall not be able to convert the debentures into an amount that would result in the Investor beneficially owning in excess of 4.99% of the outstanding shares of common stock of the Company. Pursuant to the terms of debenture, the debenture bears interest at 10% interest per year.

Upon execution of the securities purchase agreement, $750,000 of the purchase price was due and paid to the Company on May 17, 2006. On September 15, 2006, an additional $150,000 was paid to the Company upon the signing of the second debenture. On October 23, 2006, an additional $600,000 was disbursed to the Company prior to the filing of the Securities and Exchange Commission’s Registration Statement and the final $500,000 was disbursed on February 12, 2007 upon effectiveness of the Securities and Exchange Commission’s Registration Statement.

As part of the financing, the Company issued 17,857,000 warrants to purchase common stock at an exercise price of $0.05, 15,625,000 warrants to purchase common stock at an exercise price of $0.055, 12,500,000 warrants to purchase common stock at an exercise price of $0.065, and 10,416,666 warrants to purchase common stock at an exercise price of $0.08, all warrants are for a term of five years. The exercise of the attached warrants is at the sole option of the Holder.

During the period ending June 30, 2007 the Holder has converted $225,000 of the debenture amount into 11,590,365 common shares of the Company with 1,838,235 common shares to be issued.

Quintek Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares. The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. The derivative conversion liability is as follows :-

Funding Dates	Funding Amount	Conversion Liability Amount

May 17, 2006	$750,000	$-
September 15, 2006	150,000	22,790
October 23, 2006	600,000	23,683
February 12, 2007	500,000	70,436
	$2,000,000	$116,909

In addition, since the convertible debenture is convertible into an indeterminate number of shares of common stock, it is assumed that the Company could never have enough authorized and unissued shares to settle the conversion of the warrants into common stock. Therefore, the warrants issued in connection with this transaction having a fair value of $1,935,904 at May 19, 2006 are shown as a portion of the warrant liability. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.93%, volatility of 100% and expected term of five year. The fair value of the conversion liability and the warrant liability will be adjusted to fair value each balance sheet date with the change being shown as a component of net income.

The fair value of the derivative liability and the warrants at the inception of these convertible debentures were shown as a debt discount with any discount greater than the face amount of the debt being as financing costs in the year ended June 30, 2006.

Funding Date	Amount of Debt	Fair Value of Warrants	Fair Value of Derivative Liability	Amount Applied to Debt Discount	Recorded as Financing Cost

May 17, 2006	$750,000	$1,935,904	$-	$750,000	$1,185,904
September 15, 2006	150,000	-	22,790	22,790	-
October 23, 2006	600,000	-	23,683	23,683	-
February 12, 2007	500,000	-	70,436	70,436	-

	$2,000,000	$1,935,904	$116,909	$866,909	$1,185,904

At June 30, 2007, the fair value of the warrant and conversion liabilities were $647,369 and $491,687 respectively.  During the years ended June 30, 2007 and 2006, the income due to change in fair value of derivative liabilities (warrant and conversion) was recorded as $945,491 and $677,008, respectively.

As of June 30, 2007, the convertible debenture is as follows :-

Face Value of the Convertible Debenture	$2,00,000
Less : Conversion in Common Stock during the year ended 2007	(225,000)
Balance	1,775,000
Less : Unamortized Discount	(501,377)
Less : Unamortized Debt raising expenses	(99,305)
Convertible Debenture, net	1,174,318
Less : Current portion	-
Long term Convertible Debenture	$1,174,318

Quintek Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Principal payments on the convertible debentures are as follows:

Year ending June 30,
2008	$-
2009	650,000
2010	1,125,000
$1,775,000

13. CONVERTIBLE NOTES

The Company raised capital through the issuance of an interest bearing convertible note for $500,000 issued during the year ending June 30, 2004. The note was convertible to the Company Common Stocks and was fully converted on June 23, 2006. The total accrued interest recorded in regard to this convertible note amounted to $61,258 as of June 30, 2007.

The Company raised capital through the issuance of a convertible note for $50,500 issued on May 10, 2006. The note bears interest at the rate of 10% per annum compounded annually. All principal and interest was due and payable at the earlier of occurrence of Company’s first round of financing (whether debt or equity) after May 31, 2006 involving the receipts of at least $200,000 or more, or on November 10, 2006. The note holder would receive such number of fully paid and non assessable common stock as shall equal the outstanding amount of principal and interest due under this note being converted, divided by 80% of the price per share at which the Company next sells the shares of its common stock. The note holder has agreed to extend the note pursuant to being paid 10% of the principal and accrued interest through November 10, 2006. On December 27, 2006, 10% of the principal and accrued interest was forwarded to the note holder. The remaining principal balance of the note of $45,450 is recorded in the accompanying financial statements as of June 30, 2007. The Company has accrued $2,864 interest for this note as of June 30, 2007.

14. STOCKHOLDERS' DEFICIT

a.  Common Stock and Warrants

The Company increased its authorized common stock from 200 million shares to 500 million shares and reduced the par value from $0.01 to $0.001 per share at the annual Stockholders Meeting held September 7, 2006. The Company received the acceptance from the State of California, for the reduction in the par value of shares, on October 19, 2006.

During the year ended June 30, 2007, the Company issued 2,000,000 common shares upon exercise of warrants from a prior year; 2,503,703 common shares upon cashless exercise of warrants by the officers of the Company in the current year; 750,000 common shares to consultants for services valued at $22,500; 1,529,169 common shares pursuant to conversion of note from a prior year; 11,590,365 common shares pursuant to debenture conversion of $200,000.

b.  Common Stock Reserved

At June 30, 2007, common stock was reserved for the following reasons:

Outstanding convertible bonds   151,918 shares

Quintek Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements

c.  Outstanding Warrants

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Warrants	Exercise Price	Value

Outstanding June 30, 2006	80,110,137	$0.0906	$73,383
Issued during the period	—	—
Expired	(442,857)	$0.1684
Exercised	—	—
Outstanding June 30, 2007	79,667,280	$0.0901	$—
Warrants to be issued	4,639,842
Total	84,307,122

Following is a summary of the status of warrants outstanding at June 30, 2007:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$0.01 - $0.09	70,352,142	3.66	$0.058	70,352,142	$0.058
$0.10 - $0.20	7,208,402	0.18	0.014	7,208,402	0.014
$0.21 - $1.00	2,106,736	0.09	1.000	2,106,736	1.000
	79,667,280	4.93	$1.200	79,667,280	$1.200

During the year ended June 30, 2007, the Company did not issue any warrants.

d. Stock Option Agreements

The Company granted 12,424,972 stock options to officers and employees exercisable as of June 30, 2007 valued at $154,246.

The number and weighted average exercise prices of options granted by the Company are as follows:

		Weighted
		Average	Aggregate
	Options	Exercise	Intrinsic
	Outstanding	Price	Value
Outstanding June 30, 2006	16,303,943	$0.042	—
Granted during the year	13,358,306
Exercised	(6,259,255)
Expired/forfeited	(250,000)

Outstanding June 30, 2007	23,152,994	$0.014	$—

Quintek Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Following is a summary of the status of options outstanding at June 30, 2007:

	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01 - $0.09	20,099,932	3.68	0.009	18,699,932	0.009
$0.10 - $0.20	3,053,062	1.03	0.015	3,053,062	0.015
	23,152,994	3.83	0.024	21,752,994	0.024

2,596,666 three year options calculated using the Black Scholes option pricing model using the following assumptions

Risk-free interest rate	3.40%
Dividend yield	0%
Volatility	100%

19,310,994 five year options calculated using the Black Scholes option pricing model using the following assumptions

Risk-free interest rate	3.40%
Dividend yield	0%
Volatility	100%

 312,000 three year options calculated using the Black Scholes option pricing model using the following assumptions

Risk-free interest rate	3.93%
Dividend yield	0%
Volatility	100%

e. Stock transactions approved by the shareholders

At the annual meeting of the shareholders held September 7, 2006, the shareholders approved by a majority vote to increase the authorized share capital to 500,000,000 shares and reduce the par value from $0.01 to $0.001 per share.

Series A Preferred Stock

The general terms of the Series A Preferred Stock is as follows: No par value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:1 ratio ; Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At June 30, 2007, the Company had 3,047,531 shares of Series A Preferred stock outstanding valued at $526,506. The Company has recorded a cumulative dividend of $47,803 for the Series A Preferred stockholders as of June 30, 2007 in the accompanying financial statements.

Series B Preferred Stock

The general terms of the Series B Preferred Stock is as follows: No par Value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:5 ratio (i.e. 1 share of Series B Preferred stock is convertible into 5 shares of common stock); Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At June 30, 2007, the Company had 89,271 shares of Series B Preferred Stock outstanding valued at $86,888. The Company has recorded a cumulative dividend of $229 for the Series B Preferred Stockholders as of June 30, 2007 in the accompanying financial statements.

Quintek Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements

Series C Preferred Stock

The general terms of the Series C Preferred Stock is as follows: No par value; Liquidation Preference - $1.00 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when as declared by the Board of Directors; Conversion Rights - 1:20 ratio (i.e. 1 share of Preferred Series C stock is convertible into 20 shares of common stock); Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at the rate of $1.00 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share.; Voting Rights - one vote per share on all matters requiring shareholder vote. At June 30, 2007, the Company had 17,948 shares of Series C Preferred Stock outstanding valued at $68,211. The Company has recorded a cumulative dividend of $25 for the Series C Preferred Stockholders as of June 30, 2007 in the accompanying financial statements.

Series D Preferred Stock

The general terms of the Series D Preferred Stock is as follows: No par value; Liquidation Preference - $0.10 per share plus any unpaid accumulated dividends; Dividends - if declared by the Board of Directors, holders shall be entitled to receive dividends as if they had converted such preferred stock into common stock as of the dividend date; Conversion Rights - 1:20 ratio (i.e. 1 share of Preferred Series D stock is convertible into 20 shares of common stock) so long as the closing bid price of our common stock is at least $0.10 on any date subsequent to issuance; Redemption Rights - none; Voting Rights - fifty votes per share on all matters requiring shareholder vote. At June 30, 2007, the Company had 1,000,000 shares of Series D Preferred Stock outstanding valued at $600,000.

The Company has recorded a cumulative dividend of $48,057 for the preferred stockholders as of June 30, 2007 in the accompanying financial statements.

15. INCOME TAXES

Income tax expense (benefit) for the years ended June 30, 2007 and 2006 is summarized as follows:

	2007	2006
Current:
Federal	$(967,253)	$(1,515,271)
State	(170,692)	(267,401)
Deferred taxes	1,138,745	1,783,472

Income tax expense (benefit)	$800	$800

Quintek Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Consolidated Statements of Operations at June 30, 2006 and 2005:

	2007	2006

Tax expense (credit) at statutory rate-federal	(34%)	(34%)
State tax expense net of federal tax	(6%)	(6%)
Permanent differences	-	-
Valuation allowance	40%	40%

Tax expense at actual rate	-	-

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at June 30, 2007 are as follows:

Deferred tax assets:
Net operating loss carry forward	$11,789,288

Less valuation allowance	(11,789,288)

Net deferred tax assets	$-

At June 30, 2007, the Company had net operating loss carry forwards of approximately $29,473,219 for U.S. federal income tax purposes available to offset future taxable income expiring on various dates through 2026.

The net change in the valuation allowance during the year ended June 30, 2007 was a decrease of $307,591 and during the year ended June 30, 2006 was an increase of $979,265.

16. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

The Company prepares its statements of cash flows using the indirect method as defined under the Financial Accounting Standard No. 95.

The Company paid $33,704 and $53,414 interest during the years ended June 30, 2007 and 2006, respectively. The Company did not pay any income taxes during the years ended June 30, 2007 and 2006.

The cash flow statement for the year ended June 30, 2007 does not include the following non-cash investing and financing transactions:

•	11,590,365 shares were issued for conversion of debenture of $200,000.

•	1,838,235 shares to be issued for conversion of debenture of $25,000

The cash flow statement for the year ended June 30, 2006 does not include the following non-cash investing and financing transactions;

•	1,529,169 shares were issued for conversion of note payable of $91,750.

•	9,529,866 shares were issued for conversion of debenture of $45,891.

Quintek Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements

17. MAJOR CUSTOMERS AND SUPPLIERS

The Company had three customers that accounted for 11%, 11% and 29 % of revenue for the year ended June 30, 2007. Accounts receivable from these major customers were $7,740, $119,281 and $47,127 respectively at June 30, 2007. For the year ended June 30, 2006, the Company had two customers that accounted for 16% and 37 % of revenue. Accounts receivable from these major customers were $15,023 and $4,496 respectively at June 30, 2006.

18. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

Effective July 1, 2004 the Company relocated their executive offices to Huntington Beach, California and entered into a four year lease agreement. The agreement contains a base rent escalation clause. The Company leases its Idaho office facility under a month-to-month rental agreement at $675 per month. For the years ended June 30, 2007 and 2006, rent expense for these operating leases totaled $107,689 and $105,411, respectively.

The future minimum lease payments under non-cancelable leases are as follows:

2008	94,913
$94,913

b) Litigation

The Company was served with a summons as a defendant in a case filed on September 15, 2006 in Superior Court of California, County of San Diego. The complaint was filed by Golden Gate Investors for Breach of Contract relating to the financing agreements executed between the Company and Golden Gate Investors in August 2004. Golden Gate Investors is claiming damages in excess of $722,040 in relation to the case. The Company retained counsel to defend itself in this matter and filed a response and counter claim for undisclosed damages. On August 4, 2007, the Company counsel filed and was granted an order granting attorney’s motion to be relieved as counsel.  The answers filed and the cross complaint were stricken and the trial date of October 19, 2007 cancelled for failure to procure counsel to represent on September 21, 2007.  There are currently no dates on record. The next action is for the GGI counsel to set a prove-up hearing date.  The Company has recorded payables and an accrued legal expense totaling $722,040.

The Company was served with a summons as a defendant in a case filed on October 24, 2006 in Superior Court of California, County of Orange by Single Source Partners for failure to pay commissions and installment payments. Single Source Partners is seeking judgment in the amount of $51,206. The Company retained counsel to defend itself in this matter and filed a response and counter claim for undisclosed damages. On August 7, 2007, the Company counsel filed and was granted an attorney’s motion to be relieved as counsel.  On September 11, 2007 a motion to strike defendant’s answer to the complaint, to dismiss defendant’s cross-complaint and to enter default was continued to October 9, 2007. The action has been assigned a trial date of October 24, 2007. The Company has recorded payables and an accrued partnership fee totaling $56,605.

19.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through June 30, 2007, the Company had incurred cumulative losses of $37,426,065 including net losses of $2,458,633 and $4,440,623 for the fiscal years 2007 and 2006, respectively. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Quintek Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended June 30, 2007, towards (i) obtaining additional equity and debt financing and (ii) evaluation of its distribution and marketing methods.

20. SUBSEQUENT EVENTS

On July 23, August 6, August 21, September 13, October 3 and October 8, 2007, we issued 39,541,546 common shares pursuant to a debenture conversion valued at $234,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements between us and our accountants as to matters which require disclosure.

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of June 30, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were designed at a reasonable assurance level and were effective as of June 30, 2007 to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 8B - OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

DIRECTORS AND EXECUTIVE OFFICERS

Names:	Ages	Titles:	Board of Directors
James Kernan	42	Chief Executive Officer	Director
Andrew Haag	39	Chief Financial Officer	Director

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

James Kernan, Chief Executive Officer and Director

James Kernan has been our Chief Executive Officer, President, and Chairman of the Board of Directors since April 19, 2003. Since June 2006, Mr. Kernan has been the CEO of Kernan Consulting, Inc., a private consulting company. Between March 2001 and June 2006, Mr. Kernan was the CEO of Networks Plus, a San Diego, California network security company. Mr. Kernan has also been the Vice President of Sales for Ecomm USA, PC Specialists (DBA Technology Integration Group or TIG) and Oberbyte Computers. Mr. Kernan received his Bachelor of Science degree in Business Administration from Nebraska Wesleyan University in 1987.

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

We have been provided with copies of all forms (3, 4 and 5) filed by officers, directors, or ten percent shareholders within three days of such filings. Based on our review of such forms that we received, or written representations from reporting persons that no Forms 5s were required for such persons, we believe that, during fiscal 2007, except for one Form 3 and two Form 4’s that were delinquent, all Section 16(a) filing requirements have been satisfied on a timely basis for members of the Board of Directors and Executive Officers.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last completed fiscal year. We refer to all of these officers collectively as our "named executive officers."

Summary Compensation Table

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Kernan, President and CEO	2007	$45,500	(2)	$0	$0	$76,846	$0	$0	$1,000	$123,346
Andrew Haag, CFO	2007	$121,000		$0	$0	$76,846	$0	$0	$6,000	$203,846
Robert Steele, President and CEO	2007	$84,583	(1)	$17,500	$0	$0	$0	$0	$5,000	$107,083

1) Mr. Steele resigned on April 19, 2007 as CEO.

2) Includes compensation received by Mr. Kernan while serving as acting President from March 22, 2007 to April 19, 2007.

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James Kernan, President and CEO	2,000,000			$0.020	4/19/2012
	3,979,153			$0.066	4/19/2012
Andrew Haag, CFO	3,370,813			$0.03,	3/3/2011
	2,000,000			$0.02	4/19/2012
	3,979,153			$0.066	4/19/2012
Robert Steele, Former President and CEO	3,370,813			$0.03	3/3/2011

Employment Agreements with Executive Officers

Contract with James Kernan

On April 19 2007, we entered into a five-year employment contract with James Kernan, our Chief Executive Officer. The base salary under the agreement is $15,000 per month. Upon achieving gross revenue in a quarter equal to or exceeding $900,000, the base salary under the agreement is $18,000 per month. Upon achieving gross revenue in a quarter equal to or exceeding $1,200,000, the base salary under the agreement is $21,000 per month. If our quarterly gross revenues decrease, Mr. Kernan’s base salary will decrease accordingly, subject to the minimum base salary of $15,000 per month. In addition, Mr. Kernan is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Contract with Andrew Haag

On April 19 2007, we entered into a five-year employment contract with Andrew Haag, our Chief Financial Officer. The base salary under the agreement is $10,000 per month. Upon achieving gross revenue in a quarter equal to or exceeding $600,000, the base salary under the agreement is $12,000 per month. Upon achieving gross revenue in a quarter equal to or exceeding $900,000, the base salary under the agreement is $15,000 per month. Upon achieving gross revenue in a quarter equal to or exceeding $1,200,000, the base salary under the agreement is $18,000 per month. If our quarterly gross revenues decrease, Mr. Haag’s base salary will decrease accordingly, subject to the minimum base salary of $10,000 per month. In addition, Mr. Haag is entitled to participate in any and all benefit plans, from time to time, in effect for our employees, along with vacation, sick and holiday pay in accordance with our policies established and in effect from time to time.

Director Compensation

Our Directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board may be taken without a meeting if all members of the Board individually or collectively consent in writing to the action.

Directors received compensation for their services for the fiscal year ended June 30, 2007 as set forth below:

Directors did not receive any compensation for their services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding beneficial ownership of each class of our stock as of October 12, 2007

•	by each person who is known by us to beneficially own more than 5% of our common stock;

•	by each of our officers and directors; and

•	by all of our officers and directors as a group.

NAME AND ADDRESS OF OWNER	TITLE OF CLASS	NUMBER OF SHARES OWNED (1)		PERCENTAGE OF CLASS OWNED (2)
James Kernan	Common Stock	6,434,153	(3)	3.01%
17951 Lyons Circle
Huntington Beach, CA 92647

Andrew Haag	Common Stock	23,338,582	(4)	10.22%
17951 Lyons Circle
Huntington Beach, CA 92647

All Officers and Directors	Common Stock	29,772,735	(5)	12.71%
As a Group (2 persons)

Robert Steele	Common Stock	16,477,724	(6)	7.41%

Robert Steele	Series A Preferred Stock	1,000,000		32.81%

Andrew Haag	Series A Preferred Stock	1,000,000		32.81%

Robert Steele	Series D Preferred Stock	500,000		50.00%

Andrew Haag	Series D Preferred Stock	500,000		50.00%

(1) Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of October 12, 2007 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Based upon 207,923,622 shares issued and outstanding on October 12, 2007.

(3) Includes 5,979,153 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(4) Includes 1,000,000 shares issuable upon conversion of Series A convertible preferred stock, 10,000,000 shares issuable upon conversion of Series D preferred stock and 9,349,966 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(5) Includes 1,000,000 shares issuable upon conversion of Series A convertible preferred stock, 10,000,000 shares issuable upon conversion of Series D preferred stock and 15,329,119 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

(6) Includes 1,000,000 shares issuable upon conversion of Series A convertible preferred stock, 10,000,000 shares issuable upon conversion of Series D preferred stock and 3,370,813 shares of common stock underlying options that are currently exercisable or exercisable within 60 days.

Stock Option Plans

On June 30, 2004, our stockholders approved our 2004 Stock Option Plan and authorized 11,822,500 shares of common stock for issuance there under. As of October 12, 2007, no options have been granted pursuant to the plan.

On September 7, 2006, our stockholders approved our 2006 Stock Option Plan and authorized 25,000,000 shares of common stock for issuance there under. As of October 12, 2007, 12,424,973 options have been granted pursuant to the plan.

Option/SAR Grants in Last Fiscal Year

None.

Equity Compensation Plan Information

The following table sets forth certain information about the common stock that may be issued upon the exercise of options, warrants and rights under all of the existing equity compensation plans as of October 12, 2007.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in the First Column)
Equity compensation plans approved by shareholders	12,424,973	—	24,397,527
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	24,397,527

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the last two years, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

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

4.12
Amendment No. 1 to Securities Purchase Agreement, dated May 17, 2006, by and between Quintek Technologies, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the Registration Statement on Form SB-2, filed with the Commission on October 30, 2006 and incorporated herein by reference.

4.13
Amendment No. 1 to Registration Rights Agreement, dated May 17, 2006, by and between Quintek Technologies, Inc. and Cornell Capital Partners L.P., filed as an exhibit to the Registration Statement on Form SB-2, filed with the Commission on October 30, 2006 and incorporated herein by reference.

4.14
Amendment No. 1 to Warrant to purchase 10,415,000 shares of Common Stock, dated May 17, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the Registration Statement on Form SB-2, filed with the Commission on October 30, 2006 and incorporated herein by reference.

4.15
Amendment No. 1 to Warrant to purchase 12,500,000 shares of Common Stock, dated May 17, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the Registration Statement on Form SB-2, filed with the Commission on October 30, 2006 and incorporated herein by reference.

4.16
Amendment No. 1 to Warrant to purchase 17,857,000 shares of Common Stock, dated May 17, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the Registration Statement on Form SB-2, filed with the Commission on October 30, 2006 and incorporated herein by reference.

4.17
Amendment No. 1 to Warrant to purchase 15,625,000 shares of Common Stock, dated May 17, 2006, issued to Cornell Capital Partners L.P., filed as an exhibit to the Registration Statement on Form SB-2, filed with the Commission on October 30, 2006 and incorporated herein by reference.

10.1
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

10.4
Consulting Agreement, dated April 19, 2007, by and between Quintek Technologies, Inc. and Kernan Consulting, Inc., filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2007 and incorporated herein by reference.

10.5
Employment Agreement between Quintek Technologies, Inc. and Andrew Haag dated April 19, 2007, filed as an exhibit to the current report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2007 and incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for fiscal 2007 and 2006 and reviews of the consolidated financial statements included in our Forms 10-QSB were $49,000 for 2007 and $52,000 for 2006.

Audit-Related Fees

For fiscal 2007 and 2006, our auditors did not bill any fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" above.

Tax Fees

No fees were billed by our auditors for professional services for tax compliance, tax advice, and tax planning for fiscal 2007 and 2006, respectively.

All Other Fees

No fees were billed by our auditors for all other non-audit services rendered to us, such as attending meetings and other miscellaneous financial consulting, in fiscal 2007 and 2006.

Audit Committee

The audit committee meets prior to filing of any Form 10-QSB or 10-KSB to approve those filings. In addition, the committee meets to discuss audit plans and anticipated fees for audit and tax work prior to the commencement of that work. All fees paid to our independent auditors for fiscal 2007 were pre-approved by the audit committee.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

QUINTEK TECHNOLOGIES, INC.

Date: October 15, 2007	By:	/s/ JAMES KERNAN
James Kernan
Chief Executive Officer (Principal Executive Officer)

Date: October 15, 2007	By:	/s/ ANDREW HAAG
Andrew Haag
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ JAMES KERNAN James Kernan	Chief Executive Officer (Principal Executive Officer) and Director	October 15, 2007

/s/ ANDREW HAAG Andrew Haag	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	October 15, 2007