Form 10QSB
period 2007-09-30
QUINTEK TECHNOLOGIES INC
filed 2007-11-19
CIK 1107714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

or

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

At November 14, 2007, a total of 214,723,622 shares of registrant's Common Shares were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

QUINTEK TECHNOLOGIES, INC.
FORM 10-QSB

For the Fiscal Quarter Ended September 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
AS OF SEPTEMBER 30, 2007
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$60,991
Accounts receivable, net of allowance for doubtful accounts of $4,496	322,863
Total current assets	383,854

Property and equipment, net	259,059

Deposits	102,914
Other assets	883

Total Assets	$746,711

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$1,968,734
Factoring payable	188,490
Payroll and payroll taxes payable	65,428
Payroll taxes assumed in merger	66,529
Advances from lenders	36,736
Loans payable	180,604
Convertible bonds	62,495
Convertible debentures	210,674
Convertible notes	45,450
Warrant liability	40,189
Deferred revenue	17,548
Dividend payable	51,755
Total current liabilities	2,934,631

Long-term debt	1,054,090

Stockholders' deficit:
Preferred stock, convertible, no par value, 50,000,000 shares authorized,
4,154,750 shares issued and outstanding	1,281,605
Common stock, $0.001 par value, 500,000,000 shares authorized,
194,323,622 shares issued and outstanding	194,323
Additional paid-in capital	32,698,743
Shares to be issued	5,000
Stock subscription receivable	(776,250)
Accumulated deficit	(36,645,431)
Total stockholders' deficit	(3,242,010)
Total liabilities and stockholders' deficit	$746,711

The accompanying notes are an integral part of these unaudited consolidated financial statements

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended September 30,
	2007	2006

Net revenue	$575,225	$411,728

Cost of revenue	356,391	318,489
Gross margin	218,833	93,240

Operating expenses:
Selling, general and administrative	386,132	854,155
Stock-based compensation	-	600,000
Stock-based consulting fees	-	94,227
Total operating expenses	386,132	1,548,383
Loss from operations	(167,299)	(1,455,143)

Non-operating income (expense):
Other income	6,181	3,095
Uncollectible from former officers	613	(2,720)
Finance expense	(69,381)	-
Change in fair value of warrants	1,098,866	621,748
Interest income	-	2,592
Interest expense	(83,850)	(61,345)
Total non-operating income	952,430	563,370

Income (Loss) before provision for income taxes	785,131	(891,772)

Provision for income taxes	800	800
Net income (loss)	784,331	(892,572)

Dividend requirement for preferred stock	3,698	4,014
Net income (loss) applicable to common shareholders	780,633	(896,587)

Other comprehensive (loss)/gain:
Reclassification adjustment	-	-
Unrealized gain for the period	-	-
Comprehensive income (loss)	$780,633	$(896,587)

Net income (loss) per share :
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Weighted average number of shares outstanding
Basic	179,964,994	150,442,028
Diluted	214,670,308	150,442,028

The accompanying notes are an integral part of these unaudited consolidated financial statements

QUINTEK TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the three months ended September 30,
	2007	2006

OPERATING ACTIVITIES
Net income (loss)	$784,331	$(892,572)
Adjustments to reconcile net income (loss) to net cash used in operations:
Depreciation and amortization	32,951	43,310
Amortization of the prepaid consulting	-	94,227
Stock based compensation	-	600,000
Bad Debts	-	2,720
Uncollectible from former officers	613	-
Change in Fair value of Warrants	(1,098,866)	(621,748)
Amortization of the Unamortized discount	79,773	63,268
Changes in current assets and liabilities:
Increase in accounts receivable	(4,727)	(57,968)
Increase in other current assets	100	-
Increase in accounts payable	129,246	322,685
Decrease in payroll taxes payable	(17,878)	(12,941)
Increase (Decrease) in deferred revenue	12,508	(11,400)
Net cash used in operating activities	(81,949)	(470,420)

INVESTING ACTIVITIES
Acquisition of equipment	5,226	-

FINANCING ACTIVITIES
Proceeds from factor	51,768	-
Payments on leases	(6,115)	(36,130)
Proceeds from related parties	-	11,103
Expenses related to Issuance of Debenture	-	150,000
Payments of notes payable	-	(7,484)
Net cash provided by financing activities	45,653	117,489

Net decrease in cash and cash equivalents	(31,071)	(352,931)
Cash and cash equivalents, beginning balance	92,062	410,007
Cash and cash equivalents, ending balance	$60,991	$57,076

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$7,229	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE FOR NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common Stock issued for conversion of debenture	$200,000	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

QUINTEK TECHNOLOGIES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

2. BASIS OF PRESENTATION

The accompanying unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying unaudited financial statements of the Company include all adjustments (consisting only of normal recurring adjustments) considered necessary to present fairly its financial position as of September 30, 2007, the results of operations for the three months ended September 30, 2007 and 2006, and cash flows for the three months ended September 30, 2007 and 2006. The operating results for the three month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending June 30, 2008. The audited financial statements for the year ended June 30, 2007 were filed on October 15, 2007 with the Securities and Exchange Commission and is hereby referenced. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2007 Form 10-KSB.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful debts amounted to $4,496 as at September 30, 2007.

QUINTEK TECHNOLOGIES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Accounts Payable & Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2007:
Accounts payable	$718,362
Accrued interest	614,456
Accrued legal fees	50,250
Accrued legal settlement	472,625
Other accrued expenses	113,041
$1,968,734

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

There were no options issued for the three month period ending September 30, 2007 and 2006.

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

QUINTEK TECHNOLOGIES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

For the three months ended September 30, 2007	Net Income	Shares	Per Share
Basic earnings per share:	$780,633	179,964,994	$0.00
Dividend to preferred shareholders	3,698
Interest on convertible debts	57,362
Net income available to common shareholders
Effect of dilutive securities
Convertible Bonds		9,356,218
Convertible Debentures		1,496,250
Convertible Preferred Shares		23,852,846
Diluted earnings per share	$841,693	214,670,308	$0.00

For the three months ended September 30, 2006	Net Income	Shares	Per Share
Basic earnings per share:	$(896,587)	150,442,028	$(0.01)
Net income available to common shareholders
Effect of dilutive securities *
Stock options
Warrants
Diluted earnings per share	$(896,587)	150,442,028	$(0.01)

* As there is a loss, these securities are anti-dilutive. The basic and diluted earnings per share is the same for the three months ended September 30, 2006

Revenue Recognition

The Company recognizes its revenue in accordance with the Securities and Exchange Commissions (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). Revenue from services rendered are recognized when a formal arrangement exists, the price is fixed or determinable, the services are rendered, no other significant obligations of the Company exist and collectibility is reasonably assured.

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

QUINTEK TECHNOLOGIES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Recent Pronouncements

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

3. PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the three months ended September 30, 2007 included the accounts of Quintek Technologies, Inc. and its wholly owned subsidiary Sapphire Consulting Services. All significant inter-company accounts and transactions have been eliminated in consolidation.

4. PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2007, consists of the following:

Computer and office equipment	$839,232
Other depreciable assets	102,881
Furniture and fixture	40,653
982,766
Accumulated depreciation	(723,707)
$259,059

The depreciation expense was $32,951 and $43,310 for the three month periods ended September 30, 2007 & 2006 respectively.

QUINTEK TECHNOLOGIES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. OTHER ASSETS

Other assets comprised of following at September 30, 2007:

Subscription Receivable	$58,349
Allowance on Subscription Receivable	(57,466)
$883

6. FACTORING PAYABLE

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

Pursuant to the terms of the factor agreement, the Factor is entitled to receive two (2) bonus warrants for each dollar of purchase orders purchased. The bonus warrants will be exercisable at the average closing price of the Company's common stock for the 90 days prior to the purchase order transactions they represent or a 50% discount to the closing price of the Company's stock at the time exercised at the option of the Factor. The warrants are exercisable over a five year period. The Company has not issued any bonus warrants during the three months ending September 30, 2007.

There were no purchases of purchase orders for this factor during the three months ending September 30, 2007. At September 30, 2007, the Company had a factoring payable balance of $116,722 associated with this factor. The Company has accrued $194,886 interest for late payments of this factor payable as of September 30, 2007.

B	The Company also had a factoring balance associated with two individual factors totaling $20,000. The Company has accrued $14,801 for interest of these factoring payables as of September 30, 2007.

C.	On September 19, 2007, the Company entered into an invoice factoring agreement with one individual. On September 30, 2007, the Company had a balance of $51,768 in regard to this factor.

The total factoring payable as of September 30, 2007 was $188,490.

7. PAYROLL TAXES-ASSUMED IN MERGER

The Company assumed $205,618 of payroll tax liabilities in the merger with Pacific Diagnostic Technologies, Inc. The balance was $66,529 at September 30, 2007. The Company is delinquent on payments of these payroll tax liabilities.

8. LOANS PAYABLE

A. Loan Payable as of September 30, 2007, consists of the following:

Capital Leases payable, interest at 7.9% to 20%,
due various dates in 2005 to 2008 (Refer to Note 8(B) below)	$145,435
Lease payable due in 2002	2,028
Note payable, interest at 5.75%, due July 30, 2006
(the company is in default and default interest is 12%)	6,080
Notes payable, interest at 8%, due 2006
(the company is in default of these notes)	27,061
$180,604

B. Capital Lease Obligations:

The Company leases various equipments under capital leases expiring in various years through 2008. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are depreciated over the lesser of their related lease terms or their estimated productive lives and are secured by the assets themselves. Depreciation of assets under capital leases is included in depreciation expense for the three months ended September 30, 2007.

QUINTEK TECHNOLOGIES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital lease obligations represent the following at September 30, 2007:

2008
Total minimum lease payments	$168,817
Interest expense relating to future periods	(23,382)
Present value of the minimum lease payments	145,435
Less: current portion	(145,435)
Non-current portion	$-

Following is a summary of fixed assets held under capital leases at September 30, 2007

2008
Computers and production equipment	$381,843
Less: accumulated depreciation	(226,203)
Net	$155,640

9. ADVANCES FROM LENDER

On August 2, 2004 the Company signed a convertible debenture agreement with an accredited investor whereby the Company has received an advance totaling $905,000 for prepayment of warrants to be exercised as of March 31, 2007. The agreement expired on August 2, 2006. The accredited investor has exercised 868,264 warrants into common shares valued at $868,264 as of the three month period ended September 30, 2006. The remaining balance of $36,736 is recorded as advances from lender in the accompanying financial statements as of September 30, 2007.

10. CONVERTIBLE BONDS

Convertible bonds at September 30, 2007, consist of the following:

Bonds payable with interest at 9%, due on October 2001convertible to shares of common stock in increments of $1,000 or more	$21,354

Bonds payable with interest at 12%, due July 2001, convertible to shares of common stock in increments of $500 or more.	41,141

$62,495

The above convertible bonds have matured as of July 2001 and October 2001. The holders of the matured bonds do not wish to renew the bonds and have asked for payment; however, the Company does not have the cash to repay these bonds. The Company has recorded the $62,495 convertible bonds as a current liability in the accompanying financial statements as of September 30, 2007. The Company has accrued $46,662 interest for these convertible bonds as of September 30, 2007.

11. CONVERTIBLE DEBENTURES

A.
The Company raised $300,000 through the issuance of convertible debentures as of June 30, 2005. The term of the convertible debentures are as follows: pursuant to the terms of conversion, debenture in the amount of $300,000 pays interest at 5 ¾% interest and includes 3,000,000 warrants to purchase common stock for a period of three years at the exercise price of $1.00. The “Conversion Price shall be equal to the lesser of (i) $0.50, or (ii) 75% of the average of the 5 lowest Volume Weighted Average Prices during the 20 trading days prior to Holder’s election to convert, or (iii) 75% of the Volume Weighted Average Price on the trading day prior to the Holders election to convert market price of the Company’s common stock prior to conversion. Upon conversion of the debenture, the holder is obligated to simultaneously exercise the $1.00 warrants providing added funding to the Company. The warrant must be exercised concurrently with the conversion of this debenture in an amount equal to ten times the dollar amount of the Debenture conversion. On August 2, 2007 the unexercised warrants attached to this convertible debenture expired. Upon execution of the securities purchase agreement, $225,000 of the purchase price was due and paid to the Company. The remaining $75,000 was paid to the Company on February 7, 2005 upon effectiveness of the Securities and Exchange Commission’s Registration Statement. As of September 30, 2007, the Holder of the debenture has converted $89,326 of the debenture amount into 14,555,964 common shares of the Company and exercised 893,264 warrants.

QUINTEK TECHNOLOGIES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company allocated the proceeds from the debenture between the warrant and the debt based on relative fair value of the warrant and the debt. The value of the warrant was calculated using the Black-Scholes model using the following assumptions: Discount rate of 3.4%, volatility of 100% and expected term of one year. The amount allocated to the warrant was amortized over the term of the debt. The Company calculated a beneficial conversion feature of $279,652. The Company amortized the beneficial conversion feature in accordance with the conversion terms of the note. At September 30, 2007, the convertible debenture of $210,674 is presented in the accompanying financial statements as a current liability with the unamortized beneficial conversion feature and unamortized discount fully amortized.

Principal payments on these convertible debentures are as follows:

Three months ended September 30,
2007	$210,674

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

As of September 30, 2007 the Holder has converted $425,000 of the debenture amount into 27,779,781 common shares of the Company.

Per EITF 00-19, paragraph 4, these convertible debentures do not meet the definition of a “conventional convertible debt instrument” since the debt is not convertible into a fixed number of shares. The debt can be converted into common stock at a conversions price that is a percentage of the market price; therefore the number of shares that could be required to be delivered upon “net-share settlement” is essentially indeterminate. Therefore, the convertible debenture is considered “non-conventional,” which means that the conversion feature must be bifurcated from the debt and shown as a separate derivative liability. The derivative conversion liability is as follows:

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

QUINTEK TECHNOLOGIES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of the derivative liability and the warrants at the inception of these convertible debentures were shown as a debt discount with any discount greater than the face amount of the debt being recorded as financing costs in the year ended June 30, 2006.

Funding Date	Amount of Debt	Fair Value of Warrants	Fair Value of Derivative Liability	Amount Applied to Debt Discount	Recorded as Financing Cost
May 17, 2006	$750,000	$1,935,904	$-	$750,000	$1,185,904
September 15, 2006	150,000	-	22,790	22,790	-
October 23, 2006	600,000	-	23,683	23,683	-
February 12, 2007	500,000	-	70,436	70,436	-
	$2,000,000	$1,935,904	$116,909	$866,909	$1,185,904

At September 30, 2007, the fair value of the warrants and conversion liabilities were $40,189 and $0 respectively.  During the three month period ended September 30, 2007 and 2006, the income due to change in fair value of derivative liabilities (warrant and conversion) was recorded as $1,098,866 and $621,748, respectively.

As of September 30, 2007, the convertible debenture is as follows:

Face Value of the Convertible Debenture as of June 30, 2007	$1,775,000
Less : Conversion in Common Stock for period ended September 30, 2007	(200,000)
Balance	1,575,000
Less : Unamortized Discount	(432,022)
Less : Unamortized Debt raising expenses	(88,888)
Convertible Debenture, net	1,054,090
Less : Current portion	-
Long term Convertible Debenture	$1,054,090

Principal payments on the convertible debentures are as follows:

Year ending June 30,
2008	$-
2009	650,000
2010	925,000
$1,575,000

12. CONVERTIBLE NOTE

The Company raised capital through the issuance of a convertible note for $50,500 issued on May 10, 2006. The note bears interest at the rate of 10% per annum compounded annually. All principal and interest was due and payable at the earlier of occurrence of Company’s first round of financing (whether debt or equity) after May 31, 2006 involving the receipts of at least $200,000 or more, or on November 10, 2006. The note holder will receive such number of fully paid and non assessable common stock as shall equal the outstanding amount of principal and interest due under this note being converted, divided by 80% of the price per share at which the Company next sells the shares of its common stock. The note holder has agreed to extend the note pursuant to being paid 10% of the principal and accrued interest through November 10, 2006. On December 27, 2006, the 10% principal and accrued interest were forwarded to the note holder. The remaining principal balance of the note of $45,450 is recorded in the accompanying financial statements as of September 30, 2007. The Company has accrued $2,864 interest for this note as of September 30, 2007.

QUINTEK TECHNOLOGIES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. STOCKHOLDERS' DEFICIT

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

During the three month period ended September 30, 2007, the Company issued 1,838,235 common shares pursuant to conversion of a debenture from a prior period; 25,941,546 common shares pursuant to debenture conversion of $200,000.

b. Outstanding Warrants:

		Weighted	Aggregate
	Number of	Average	Intrinsic
	Warrants	Exercise Price	Value
Outstanding June 30, 2007	79,667,280	$0.0901	$—
Issued during the period	—	—
Expired	(4,322,958)	$0.5500
Exercised	—	—
Outstanding September 30, 2007	75,344,322	$0.0851	$—
Warrants to be issued	4,639,842
Total	79,984,164

Following is a summary of the status of warrants outstanding at September 30, 2007:

Range of Exercise Prices	Total Warrants Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price of Exercisable Warrants
$0.01 - $0.09	47,435,476	2.08	0.042	47,435,476	0.042
$0.10 - $0.20	27,908,846	1.20	0.043	27,908,846	0.043

	75,344,322	3.28	0.085	75,344,322	0.085

c.	Common Stock Reserved

At September 30, 2007, common stock was reserved for the following reasons:

Outstanding convertible bonds 151,918 shares

d.	Stock Option Agreements

The number and weighted average exercise prices of options granted by the Company are as follows:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding June 30, 2007	23,152,994	$0.014	$—
Granted during the period	-
Exercised	-
Expired/forfeited	-	-
Outstanding September 30, 2007	23,152,994	$0.023	$—

QUINTEK TECHNOLOGIES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is a summary of the status of options outstanding at September 30, 2007:

Range of Exercise Prices	Total Options Outstanding	Weighted Average Remaining Life (Years)	Total Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.01 - $0.09	20,099,932	1.00	0.009	18,699,932	0.009
$0.10 - $0.20	3,053,062	0.14	0.014	3,053,062	0.014
	23,152,994	1.14	0.023	21,752,994	0.023

3,530,000 three year options calculated using the Black Scholes option pricing model using the following assumptions
Risk-free interest rate	3.40%
Dividend yield	0%
Volatility	100%

19,310,994 five year options calculated using the Black Scholes option pricing model using the following assumptions
Risk-free interest rate	3.40%
Dividend yield	0%
Volatility	100%

312,000 three year options calculated using the Black Scholes option pricing model using the following assumptions
Risk-free interest rate	3.93%
Dividend yield	0%
Volatility	100%

Series A Preferred Stock

The general terms of the Series A Preferred Stock is as follows: No par value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:1 ratio ; Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At September 30, 2007 the Company had 3,047,531 shares of Series A Preferred stock outstanding valued at $526,506. The Company has recorded a cumulative dividend of $54,487 for the Series A Preferred stockholders as of September 30, 2007 in the accompanying financial statements.

Series B Preferred Stock

The general terms of the Series B Preferred Stock is as follows: No par Value; Liquidation Preference - $0.25 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when and as declared by the Board of Directors; Conversion Rights - convertible to common stock at a 1:5 ratio (i.e. 1 share of Series B Preferred stock is convertible into 5 shares of common stock); Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at a rate of $0.25 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share; Voting Rights - one vote per share on all matters requiring shareholder vote. At September 30, 2007, the Company had 89,271 shares of Series B Preferred Stock outstanding valued at $86,888. The Company has recorded a cumulative dividend of $240 for the Series B Preferred Stockholders as of September 30, 2007 in the accompanying financial statements.

Series C Preferred Stock

The general terms of the Series C Preferred Stock is as follows: No par value; Liquidation Preference - $1.00 per share plus any unpaid accumulated dividends; Dividends - cumulative annual rate of $0.0005 per share when as declared by the Board of Directors; Conversion Rights - 1:20 ratio (i.e. 1 share of Preferred Series C stock is convertible into 20 shares of common stock); Redemption Rights - the Company has the right to redeem part or all of the stock upon 30 days written notice at the rate of $1.00 per share plus all accumulated and unpaid dividends thereon at the dividend rate of $0.0005 annually per share.; Voting Rights - one vote per share on all matters requiring shareholder vote. At September 30, 2007, the Company had 17,948 shares of Series C Preferred Stock outstanding valued at $68,211. The Company has recorded a cumulative dividend of $27 for the Series C Preferred Stockholders as of September 30, 2007 in the accompanying financial statements.

.
QUINTEK TECHNOLOGIES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Series D Preferred Stock

The general terms of the Series D Preferred Stock is as follows: No par value; Liquidation Preference - $0.10 per share plus any unpaid accumulated dividends; Dividends - if declared by the Board of Directors, holders shall be entitled to receive dividends as if they had converted such preferred stock into common stock as of the dividend date; Conversion Rights - 1:20 ratio (i.e. 1 share of Preferred Series D stock is convertible into 20 shares of common stock) so long as the closing bid price of our common stock is at least $0.10 on any date subsequent to issuance; Redemption Rights - none; Voting Rights - fifty votes per share on all matters requiring shareholder vote. At September 30, 2007, the Company had 1,000,000 shares of Series D Preferred Stock outstanding valued at $600,000. The Company has recorded no accumulative dividend for the Series D Preferred Stockholders as of September 30, 2007 in the accompanying financial statements.

The Company has recorded a cumulative dividend of $3,698 for the preferred stockholders for the three month period ended September 30, 2007, in the accompanying financial statements.

14. COMMITMENTS AND CONTINGENCIES

a) Operating Leases

Effective July 1, 2004 the Company relocated their executive offices to Huntington Beach, California and entered into a four year lease agreement. The agreement contains a base rent escalation clause. The Company leases its Idaho office facility under a month-to-month rental agreement at $675 per month. For the three months ended September 30, 2007 rent expense for these operating leases totaled $26,018.

The future minimum lease payments under non-cancelable leases are as follows:

2008	71,185
$71,185

b) Litigation

The Company was served with a summons as a defendant in a case filed on September 15, 2006 in Superior Court of California, County of San Diego. The complaint was filed by Golden Gate Investors for Breach of Contract relating to the financing agreements executed between the Company and Golden Gate Investors in August 2004. Golden Gate Investors is claiming damages in excess of $725,136 in relation to the case. The Company retained counsel to defend itself in this matter and filed a response and counter claim for undisclosed damages. On August 4, 2007, the Company counsel filed and was granted an order granting attorney’s motion to be relieved as counsel.  The answers filed and the cross complaint were stricken and the trial date of October 19, 2007 cancelled for failure to procure counsel to represent on September 21, 2007.  There are currently no dates on record. The next action is for the GGI counsel to set a prove-up hearing date.  The Company has recorded payables and an accrued legal expense totaling $725,136.

The Company was served with a summons as a defendant in a case filed on October 24, 2006 in Superior Court of California, County of Orange by Single Source Partners for failure to pay commissions and installment payments. Single Source Partners is seeking judgment in the amount of $51,206. The Company retained counsel to defend itself in this matter and filed a response and counter claim for undisclosed damages. On August 7, 2007, the Company counsel filed and was granted an attorney’s motion to be relieved as counsel.  On September 11, 2007 a motion to strike defendant’s answer to the complaint, to dismiss defendant’s cross-complaint and to enter default was continued to October 9, 2007. The action has been assigned a trial date of October 24, 2007. The Company has recorded payables and an accrued partnership fee totaling $56,605. On October 31, 2007, we agreed to a stipulated judgment in the amount of $75,000 payable to Single Source Partners and are currently awaiting final paperwork for execution and filing with the courts.

We were served with a summons as a defendant in a case filed on October 9, 2007 in Superior Court of California, County of Orange by Tri-State Financial Press LLC for failure to pay an open book account. Tri-State Financial is seeking judgment in the amount of $5,195. We have recorded payables totaling $5,195.

QUINTEK TECHNOLOGIES, INC. & SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

15. GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through September 30, 2007, the Company had incurred cumulative losses of $36,645,431 and its current liabilities exceed its current assets by $2,550,776. In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management has taken the following steps to revise its operating and financial requirements, which it believes are sufficient to provide the Company with the ability to continue as a going concern. Management devoted considerable effort during the period ended September 30, 2007, towards (i) obtaining additional equity financing and (ii) evaluation of its distribution and marketing methods.

16. SUBSEQUENT EVENTS

On October 3, October 8, and October 12, 2007, we issued 20,400,000 common shares pursuant to a debenture conversion valued at $51,000.

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

•
The expansion of the internet to a worldwide resource has made workers available to process and catalogue information in other countries. This has made the labor arbitrage of outsourcing of information services overseas a growing and attractive business. It is a growing business to outsource from areas in the world where there is a high cost for educated labor to areas of the world where there is a lower cost of educated labor. We provide timely access to relevant information to the overseas information worker. A shift in this trend could impact our business

•
Sapphire Consulting Service, our wholly owned subsidiary, accounted for 38% of our revenue and totaled $218,485 for the three months ending September 30, 2007. The loss of key personnel or relationships needed to fulfill and obtain new business could adversely impact our financial results.

•
Fed-Ex/Kinko’s—We were a subcontractor for services to FedEx Kinko’s customers. Revenue from our relationship with FedEx Kinko’s totaled $150,555 and represented 26% of the total revenue for the three months ended September 30, 2007. The recent loss of this relationship as disclosed on our Form 8-K dated November 6, 2007 has adversely impacted our financial condition.

•
Increased Sales and Marketing -We have been applying funds raised from a recent financing with Cornell Capital to increase sales and marketing efforts. The result has been an increased awareness of us and our services. This increased awareness has led to an increasing amount of new proposals we have submitted for new business. Management does not believe that we will be able to convert a portion of these proposals into new business due to recent reductions in sales force and loss of a major client. The inability to obtain new business will adversely impact our financial results.

Results of Operations for the Three Months ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Revenues

Our revenues totaled $575,225 and $411,728 for the three months ended September 30, 2007 and 2006, respectively, an increase of $163,497 for the three months ended September 30, 2007. The increase in revenues was primarily due to increase in data entry services and product sales.

Cost of Revenue

Cost of revenue for the three months ended September 30, 2007 and 2006 were $356,391 and $318,489, respectively, an increase of $37,902. The increase in cost of revenue consisted primarily of increased outsourcing and product costs.

Expenses

Operating expenses totaled $386,132 and $1,548,383 for the three month period ended September 30, 2007 and 2006, respectively, a decrease of $1,162,251. The decrease resulted primarily from a decrease of $695,000 in stock-based compensation for officers, directors, employees and consultants and a decrease in litigation expenses.

Non-operating income totaled $952,430 and $563,370 for the three months ended September 30, 2007 and September 30, 2006, respectively, an increase of $389,060. The increase was primarily due to changes in the fair value of issued warrants of $477,118.

Interest expense totaled $83,850 and $61,345 for the three months ended September 30, 2007 and 2006, respectively.

Net Income/Loss

The net income of $784,331 and net loss of $892,572 for the three months ended September 30, 2007 and 2006, respectively, reflect an increase of $1,676,903. The increased net gain resulted from increased fair value of issued warrants and decreased operating expenses.

Liquidity and Capital Resources

At September 30, our total assets were $746,711 compared to $811,944 as of June 30, 2007. Total current liabilities at September 30, 2007 were $2,934,631 compared to $3,860,271 as of June 30, 2007. We owe $66,529 in payroll withholding taxes that were assumed in a merger and are past due. Also, we are currently in default on two outstanding convertible bonds totaling $62,495. Interest continues to accrue against the principal. The notes are unsecured. The holders of the bonds that are in default have indicated that they do not want to convert their debt to stock and wish to be repaid in cash. At present, we do not have the funds to repay the indebtedness. It is not known whether we will be able to repay or renegotiate this debt. Additionally, our current liabilities exceeded our current assets by $2,187,920 at September 30, 2007. As a result of recurring losses from operations of $167,299, including net losses of $2,458,633 and $4,440,623 for the fiscal years ending June 30, 2007 and 2006 our auditors, in their report dated October 15, 2007, have expressed substantial doubt about our ability to continue as going concern. We continue to experience losses from operations.

Net cash used in operating activities for the three months ended September 30, 2007 was $81,949, primarily attributable to the increase in accounts receivable and other current assets of $4,727, an increase in accounts payable of $129,246, a decrease in payroll taxes payable of $17,878, and an increase in deferred revenue of $12,508.

Net cash used in investing activities for the three months ended September 30, 2007, was $5,226, attributable to acquisition of equipment.

Net cash provided by financing activities for the three months ended September 30, 2007 was $45,653, which was from the proceeds from factoring of $51,768 and payments on leases totaling $6,115.

As a result of the above activities, we experienced a net decrease in cash and cash equivalents of $31,071 as of September 30, 2007 as compared to a $352,931 net decrease in cash as of September 30, 2006. Our ability to continue as a going concern is still dependent on our success in obtaining additional financing from institutional investors or by selling our common shares and fulfilling our business plan. Other than as described below, we do not have any commitments for capital and we cannot give any assurances that capital will be available on terms we deem favorable or at all.

Our principal capital requirements during the fiscal year 2008 are to fund our internal operations and possibly seek merger or acquisition candidates. We currently do not have any agreements or commitments for any mergers or acquisitions. We will need to obtain additional capital in order to expand operations. If we decide to make any acquisitions, we may need additional financing. In order to obtain capital, we may need to sell additional shares of our common stock or borrow funds from private lenders. We cannot assure you that we will be successful in obtaining additional funding. We have historically financed operations from the sale of our common stock and the conversion of common stock warrants. At September 30, 2007, we had cash on hand of $60,991 as compared to cash on hand of $92,062 at June 30, 2007.

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

To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with YA Global Investments, L.P. (formerly, Cornell Capital Partners L.P.), an accredited investor, on May 17, 2006, and amended on September 15, 2006, for the sale of $2,000,000 in secured convertible debentures and warrants. The investors provided us with an aggregate of $2,000,000 as follows:

•	$750,000 was disbursed on May 17, 2006;

•	$150,000 was disbursed on September 15, 2006;

•	$600,000 was disbursed on October 23, 2006; and

•	$500,000 was disbursed on February 12, 2007

Out of the $2 million in gross proceeds we received from YA Global Investments upon issuance of the secured convertible debentures, the following fees payable in cash were deducted in connection with the transaction:

•	$200,000 fee payable to Yorkville Advisors LLC, the general partner of YA Global Investments;

•	$20,000 fee payable to Yorkville Advisors LLC, the general partner of YA Global Investments;

•	$20,000 structuring fee payable to Yorkville Advisors LLC, the general partner of YA Global Investments; and

•	$5,000 due diligence fee payable to YA Global Investments.

Thus, we received net proceeds of $1,755,000 from the issuance of secured convertible debentures to YA Global Investments, prior to any other expenses we incurred in connection with the transaction. As of November 14, 2007, $476,000 of secured convertible debentures have been converted into 59,770,146 shares of our common stock and $1,524,000 our secured convertible debentures remain outstanding.

The secured convertible debentures bear interest at 10%, mature three years from the date of issuance, and are convertible into our common stock, at the investor's option, at the lower of (i) $0.0662 or (ii) 95% of the lowest daily volume weighted average price of our common stock, as quoted by Bloomberg, LP, during the 30 trading days immediately preceding the date of conversion. Accordingly, there is no limit on the number of shares into which the secured convertible debentures may be converted. As of November 14, 2007, the lowest intraday trading price for our common stock during the preceding 30 trading days as quoted by Bloomberg, LP was $0.0011 and, therefore, the conversion price for the secured convertible debentures was $0.001045. Based on this conversion price, the $1,524,000 in secured convertible debentures remaining outstanding, excluding interest, were convertible into 1,458,373,206 shares of our common stock. The conversion price of the secured convertible debentures will be adjusted in the following circumstances:

•
If we pay a stock dividend, engage in a stock split, reclassify our shares of common stock or engage in a similar transaction, the conversion price of the secured convertible debentures will be adjusted proportionately;

•
If we issue rights, options or warrants to all holders of our common stock (and not to YA Global Investments) entitling them to subscribe for or purchase shares of common stock at a price per share less than $0.0662 per share, other than issuances specifically permitted be the securities purchase agreement, then the conversion price of the secured convertible debentures will be adjusted on a weighted-average basis;

•
If we issue shares, other than issuances specifically permitted be the securities purchase agreement, of our common stock or rights, warrants, options or other securities or debt that are convertible into or exchangeable for shares of our common stock, at a price per share less than $0.0662 per share, then the conversion price will be adjusted to such lower price on a full-ratchet basis;

•
If we distribute to all holders of our common stock (and not to YA Global Investments) evidences of indebtedness or assets or rights or warrants to subscribe for or purchase any security, then the conversion price of the secured convertible debenture will be adjusted based upon the value of the distribution as a percentage of the market value of our common stock on the record date for such distribution;

•
If we reclassify our common stock or engage in a compulsory share exchange pursuant to which our common stock is converted into other securities, cash or property, YA Global Investments will have the option to either (i) convert the secured convertible debentures into the shares of stock and other securities, cash and property receivable by holders of our common stock following such transaction, or (ii) demand that we prepay the secured convertible debentures; and

•
If we engage in a merger, consolidation or sale of more than one-half of our assets, then YA Global Investments will have the right to (i) demand that we prepay the secured convertible debentures, (ii) convert the secured convertible debentures into the shares of stock and other securities, cash and property receivable by holders of our common stock following such transaction, or (iii) in the case of a merger or consolidation, require the surviving entity to issue to a convertible debenture with similar terms.

In connection with the securities purchase agreement, as amended, we agreed to issue YA Global Investments warrants to purchase an aggregate of 56,397,000 shares of our common stock, exercisable for a period of five years; including warrants to purchase 17,857,000 shares at an exercise price of $0.05, warrants to purchase 15,625,000 shares at an exercise price of $0.055, warrants to purchase 12,500,000 shares at an exercise price of $0.065 and warrants to purchase 10,415,000 shares at an exercise price of $0.08. All of the warrants were issued upon closing. We have the option to force the holder to exercise the warrants, as long as the shares underlying the warrants are registered pursuant to an effective registration statement, if the closing bid price of our common stock trades above certain levels. In the event that the closing bid price of our common stock is greater than or equal to $0.10 for a period of 20 consecutive days prior to the forced conversion, we can force the warrant holder to exercise the $0.05 warrants. In the event that the closing bid price of our common stock is greater than or equal to $0.11 for a period of 20 consecutive days prior to the forced conversion, we can force the warrant holder to exercise the $0.055 warrants. In the event that the closing bid price of our common stock is greater than or equal to $0.13 for a period of 20 consecutive days prior to the forced conversion, we can force the warrant holder to exercise the $0.065 warrants. In the event that the closing bid price of our common stock is greater than or equal to $0.16 for a period of 20 consecutive days prior to the forced conversion, we can force the warrant holder to exercise the $0.08 warrants.

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

In connection with the securities purchase agreement, we also entered into a registration rights agreement providing for the filing, by September 29, 2006, of a registration statement with the Securities and Exchange Commission registering the common stock issuable upon conversion of the secured convertible debentures and warrants. We are obligated to use our best efforts to cause the registration statement to be declared effective no later than 90 days after September 29, 2006 and to insure that the registration statement remains in effect until the earlier of (i) all of the shares of common stock issuable upon conversion of the secured convertible debentures have been sold or (ii) May 17, 2008. In the event of a default of our obligations under the registration rights agreement, including our agreement to file the registration statement no later than September 29, 2006, or if the registration statement is not declared effective by December 29, 2006, we are required to pay YA Global Investments, as liquidated damages, for each month that the registration statement has not been filed or declared effective, as the case may be, either a cash amount or shares of our common stock equal to 2% of the liquidated value of the secured convertible debentures. The registration statement was declared effective on February 14, 2007. YA Global Investments has agreed to waive subsequent damages from the delays related to the registration statement.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of September 30, 2007. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were effective as of September 30, 2007 to provide reasonable assurance that information required to disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II — OTHER INFORMATION

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

Index Number: GIC872522 - Superior Court of California, County of San Diego

We were served with a summons as a defendant in a case filed on September 15, 2006 in Superior Court of California, County of San Diego. The complaint was filed by Golden Gate Investors for Breach of Contract relating to the financing agreements executed between us and Golden Gate Investors in August 2004. Golden Gate Investors is claiming damages in excess of $725,136 in relation to the case. We retained counsel to defend ourselves in this matter and we have filed a response and counter claim for undisclosed damages.    On August 4, 2007, our counsel filed and was granted an order granting attorney’s motion to be relieved as counsel.  The answers filed and the cross complaint were stricken and the trial date of October 19, 2007 was cancelled on September 21, 2007 for failure to procure counsel to represent us.  There are currently no dates on record. The next action is for the GGI counsel to set a prove-up hearing date.  We have recorded payables and an accrued legal expense totaling $725,136.

Index Number: 06CC11306 - Superior Court of California, County of Orange

We were served with a summons as a defendant in a case filed on October 24, 2006 in Superior Court of California, County of Orange by Single Source Partners for failure to pay commissions and installment payments. Single Source Partners is seeking judgment in the amount of $51,206. We retained counsel to defend ourselves in this matter and we have filed a response and counter claim for undisclosed damages. On August 7, 2007, our counsel filed and was granted an attorney’s motion to be relieved as counsel.  On September 11, 2007, a motion to strike defendant’s answer to the complaint, to dismiss defendant’s cross-complaint and to enter default was continued to October 9, 2007. The action has been assigned a trial date of October 24, 2007. On October 31, 2007, we agreed to a stipulated judgment in the amount of $75,000 payable to Single Source Partners and are currently awaiting final paperwork for execution and filing with the courts.

 Index Number: 07WL06810 - Superior Court of California, County of Orange

We were served with a summons as a defendant in a case filed on October 9, 2007 in Superior Court of California, County of Orange by Tri-State Financial Press LLC for failure to pay an open book account. Tri-State Financial is seeking judgment in the amount of $5,195 plus interest. We have recorded payables totaling $5,195.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2007, we issued 1,838,235 shares of common stock to YA Global Investments (formerly, Cornell Capital Partners) upon conversion of outstanding debentures in the amount of $25,000 from a previous period.

On July 24, 2007, August 10, 2007, August 22, 2007, and September 14, 2007, we issued an aggregate of 25,941,546 shares of common stock to YA Global Investments (formerly, Cornell Capital Partners) upon conversion of outstanding debentures in the amount of $200,000.

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

On July and October 2001, two convertible bonds matured. The bond holders do not wish to renew these bonds and do not wish to convert to common stock. We are in default of these bonds in the amount of $62,495.

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

QUINTEK TECHNOLOGIES, INC.

Date: November 19, 2007	By:	/s/ JAMES KERNAN
James Kernan Chief Executive Officer (Principal Executive Officer) and Director

Date: November 19, 2007	By:	/s/ ANDREW HAAG
Andrew Haag Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director